Form 10-Q
period 2020-09-30
Tortoise Acquisition Corp. II
filed 2020-11-12
CIK 1819584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-39508

TORTOISE ACQUISITION CORP. II
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1550630
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

5100 W. 115th Place Leawood, KS	66211
(Address of Principal Executive Offices)	(Zip Code)

(913) 981-1020
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

* The registrant became subject to such requirements on September 10, 2020, and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant	SNPR.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	SNPR	New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	SNPR WS	New York Stock Exchange

As of November 10, 2020, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TORTOISE ACQUISITION CORP. II
Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TORTOISE ACQUISITION CORP. II

UNAUDITED Condensed Balance Sheet

September 30, 2020
Assets:
Current assets:
Cash	$1,080,599
Prepaid expenses	529,579
Total current assets	1,610,178
Cash held in Trust Account	345,000,000
Total Assets	$346,610,178
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$7,300
Accrued expenses	79,261
Total current liabilities	86,561
Deferred legal fees	150,000
Deferred underwriting commissions	12,075,000
Total liabilities	12,311,561
Commitments and Contingencies
Class A ordinary shares; 32,929,861 shares subject to possible redemption at $10.00 per share	329,298,610
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,570,139 shares issued and outstanding (excluding 32,929,861 shares subject to possible redemption)	157
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	5,082,299
Accumulated deficit	(83,312)
Total shareholders’ equity	5,000,007
Total Liabilities and Shareholders’ Equity	$346,610,178

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISE ACQUISITION CORP. II

Unaudited Condensed Statement of Operations

For the period from July 24, 2020 (inception) through September 30, 2020

General and administrative expenses	$76,645
Administrative expenses - related party	6,667
Net loss	$(83,312)
Basic and diluted weighted average shares outstanding of Class A ordinary shares	34,500,000
Basic and diluted net income per share, Class A ordinary shares	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	8,625,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISE ACQUISITION CORP. II

Unaudited Condensed Statement of Changes in Shareholders’ Equity

	For the period from July 24, 2020 (inception) through September 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - July 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering, gross	34,500,000	3,450	—	—	344,996,550	—	345,000,000
Offering costs	—	—	—	—	(19,543,071)	—	(19,543,071)
Sale of private placement warrants to Sponsor	—	—	—	—	8,900,000	—	8,900,000
Shares subject to possible redemption	(32,929,861)	(3,293)	—	—	(329,295,317)	—	(329,298,610)
Net loss	—	—	—	—	–	(83,312)	(83,312)
Balance - September 30, 2020	1,570,139	$157	8,625,000	$863	$5,082,299	$(83,312)	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISE ACQUISITION CORP. II

Unaudited Condensed Statement of Cash Flows

For the period from July 24, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(83,312)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by Sponsor under note payable	48,163
Changes in operating assets and liabilities:
Prepaid expenses	(529,579)
Accounts payable	7,300
Accrued expenses	4,261
Net cash used in operating activities	(528,167)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)
Cash Flows from Financing Activities:
Repayment of note payable to related party	(180,944)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(7,110,290)
Net cash provided by financing activities	346,608,766
Net increase in cash	1,080,599
Cash - beginning of the period	—
Cash - ending of the period	$1,080,599
Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$75,000
Offering costs included in note payable	$132,781
Deferred underwriting commissions	$12,075,000
Deferred legal fees	$150,000
Initial value of Class A ordinary shares subject to possible redemption	$329,338,610
Change in value of Class A ordinary shares subject to possible redemption	$(40,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Description of Organization and Business Operations

Organization and General

Tortoise Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 24, 2020. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified (the “Initial Business Combination”).

As of September 30, 2020, the Company had not yet commenced operations. All activity for the period from July 24, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for an Initial Business Combination. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Tortoise Sponsor II LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on September 10, 2020. On September 15, 2020, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including 4,500,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.5 million, inclusive of approximately $12.1 million in deferred underwriting commissions (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 5,933,333 warrants at a price of $1.50 per warrant (the “Private Placement Warrants”) in a private placement (the “Private Placement”) to TortoiseEcofin Borrower LLC, a Delaware limited liability company (“TortoiseEcofin Borrower”) and an affiliate of the Sponsor, generating gross proceeds to the Company of approximately $8.9 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account at J.P. Morgan Chase Bank, N.A. (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and are available to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (a) the completion of an Initial Business Combination and (b) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an Initial Business Combination. The Company’s Initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with an Initial Business Combination. However, the Company will only complete an Initial Business Combination if the post-combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (a) in connection with a shareholder meeting called to approve the Initial Business Combination or (b) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an Initial Business Combination if the Company would have net tangible assets of at least $5,000,001 upon such consummation of the Initial Business Combination and a majority of the shares voted are voted in favor of the Initial Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company in connection with the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with an Initial Business Combination, the holders of the Founder Shares (as defined in Note 7) prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of an Initial Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of an Initial Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Company’s Sponsor, executive officers and directors have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with an Initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete an Initial Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or September 15, 2022 (or 27 months from the closing of the Initial Public Offering, or December 15, 2022, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the Initial Public Offering) (the “Combination Period”), the Company will (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (c) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in the case of clauses (b) and (c), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete an Initial Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete an Initial Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete an Initial Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will only be the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (a) $10.00 per Public Share and (b) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from July 24, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on September 21, 2020 and September 14, 2020, respectively.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of September 30, 2020, the Company had $1.1 million in its operating bank account and working capital of approximately $1.5 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 of expenses on our behalf by our Sponsor in exchange for the issuance of the Founder Shares, the loan of approximately $181,000 from the Sponsor pursuant to the Note (as defined in Note 5) and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 21, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, these funds will be used for payment of general and administrative expenses as well as expenses associated with identifying, evaluating and performing due diligence on prospective target businesses and structuring, negotiating and consummating the Initial Business Combination.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash Held in Trust Account

As of September 30, 2020, the assets held in the Trust Account were held in cash.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 32,929,861 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Income Taxes

ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the Public Warrants (as defined below) and the Private Placement Warrants to purchase an aggregate of 14,558,333 of the Company’s Class A ordinary shares in the calculation of diluted income per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income (loss) earned on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, which was $0.00 for the period from July 24, 2020 (inception) through September 30, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $83,000, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

3. Initial Public Offering

On September 15, 2020, the Company consummated the Initial Public Offering of 34,500,000 Units, including 4,500,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.5 million, inclusive of approximately $12.1 million in deferred underwriting commissions.

Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

4. Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in the Private Placement to TortoiseEcofin Borrower, generating gross proceeds to the Company of approximately $8.9 million.

Each Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants will be added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete an Initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by TortoiseEcofin Borrower or its permitted transferees.

TortoiseEcofin Borrower and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. Related Party Transactions

Founder Shares

On July 29, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 7,187,500 Founder Shares. In September 2020, the Company effected a share capitalization of 1,437,500 Founder Shares, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,125,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The over-allotment option was exercised in full on September 11, 2020; thus, these shares are no longer subject to forfeiture.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (a) one year after the completion of the Initial Business Combination and (b) subsequent to the Initial Business Combination, (i) if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the Initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

On July 29, 2020, the Sponsor agreed to loan the Company up to $600,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $181,000 under the Note and repaid the Note in full on September 21, 2020.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, certain of the Company’s officers and directors or any of their respective affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination is not completed within the Combination Period, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-combination company at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Pursuant an Administrative Services Agreement between the Company and Tortoise Capital Advisors, L.L.C. (“Tortoise Capital Advisors”), dated September 10, 2020 (the “Administrative Services Agreement”), the Company agreed to pay Tortoise Capital Advisors a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the agreement will terminate. During the period from July 24, 2020 (inception) through September 30, 2020, the Company incurred $6,667 in expenses for these services, which is included in general and administrative expenses on the unaudited condensed statement of operations. No amounts were due as of September 30, 2020.

In addition, the Sponsor, the Company’s officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on a suitable Initial Business Combination. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s officers or directors or any affiliates of the Company or the Company’s officers or directors. Any such payments prior to an Initial Business Combination will be made using funds held outside the Trust Account.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6. Commitments & Contingencies

Forward Purchase Agreement

The Company entered into a forward purchase agreement (the “Forward Purchase Agreement”), pursuant to which the Company may elect, in its sole and absolute discretion, to offer CIBC National Trust Company (“CIBC National Trust”) the opportunity to purchase forward purchase units, consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-fourth of one redeemable warrant (the “Forward Purchase Warrants”), where each whole redeemable warrant is exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per share (the “Forward Purchase Units”), and, if CIBC National Trust accepts such offer, it commits to purchase at least a minimum aggregate amount equal to either (a) 10% of the gross proceeds from a private placement that may close simultaneously with the closing of the Initial Business Combination or (b) 10% of the gross proceeds from the Initial Public Offering (the “Minimum Aggregate Amount”), and up to a maximum aggregate amount of $100,000,000 of Forward Purchase Units at a price per unit equal to the public offering price (the “Maximum Aggregate Amount”). The Forward Purchase Shares will be identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering and the Forward Purchase Warrants will have the same terms as the Public Warrants, except the Forward Purchase Shares and the Forward Purchase Warrants will be subject to transfer restrictions and certain registration rights. The funds from the sale of the Forward Purchase Units may be used as part of the consideration to the sellers in the Initial Business Combination, and any excess funds may be used for the working capital needs of the post-transaction company. The Forward Purchase Agreement is subject to conditions, including CIBC National Trust specifying the amount of Forward Purchase Units between the Minimum Aggregate Amount and Maximum Aggregate Amount (the “Specified Amount”) it wishes to purchase after the Company notifies CIBC National Trust of its intention to offer CIBC National Trust the opportunity to purchase Forward Purchase Units. The Company may specify, in its sole and absolute discretion and at any time prior to or after CIBC National Trust has indicated its Specified Amount, an amount below the Specified Amount that the Company is willing to sell to CIBC National Trust. CIBC National Trust may choose to accept the Company’s offer to purchase the Forward Purchase Units entirely within its sole discretion. Accordingly, if CIBC National Trust does not accept the Company’s offer to purchase the Forward Purchase Units, it will not be obligated to purchase the Forward Purchase Units.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares), and any Class A ordinary shares held by the Initial Shareholders, the Sponsor and TortoiseEcofin Borrower at the completion of the Initial Public Offering or acquired prior to or in connection with the Initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands that the Company offer such securities in an underwritten offering. These holders also have certain “piggy-back” registration rights with respect to certain underwritten offerings the Company may conduct. Additionally, pursuant to the Forward Purchase Agreement, the Company agreed to grant certain registration rights to CIBC National Trust in connection with the issuance of any Forward Purchase Units upon the completion of the Initial Business Combination. The Company will bear the expenses incurred in connection with the registration of such securities.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units at the Initial Public Offering price of $10.00 per Unit, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on September 11, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $12.1 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amount held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees Associated with the Initial Public Offering

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of the Initial Business Combination. As of September 30, 2020, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying unaudited condensed balance sheet.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 7. Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On September 30, 2020, there were 34,500,000 Class A ordinary shares issued or outstanding, including 32,929,861 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Founder Shares”). On July 29, 2020, the Company issued 7,187,500 Founder Shares. In September 2020, the Company effected a share capitalization of 1,437,500 Founder Shares, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. On September 10, 2020, the Sponsor transferred 35,000 Founder Shares to each of the Company’s independent directors. All shares and associated amounts have been retroactively restated to reflect the share capitalization. Of the 8,625,000 Founder Shares outstanding, up to 1,125,000 were subject to forfeiture by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The over-allotment option was exercised in full on September 11, 2020; thus, the 1,125,000 Founder Shares are no longer subject to forfeiture.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Founder Shares will have the right to elect all of the Company’s directors prior to the Initial Business Combination. On any other matter submitted to a vote of the Company’s shareholders, holders of the Class A ordinary shares and holders of the Founder Shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law or stock exchange rule.

The Founder Shares will automatically convert into Class A ordinary shares at the time of the Initial Business Combination on a one-for-one basis (subject to adjustment for share sub-divisions, share dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Initial Business Combination, the ratio at which Founder Shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding the Forward Purchase Units and any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination).

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2020, there were no preference shares issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective 60 business days after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. In addition, if the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last sale price of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act.

Commencing 90 days after the warrants become exercisable, the Company may redeem the outstanding warrants for Class A ordinary shares:

●	in whole and not in part;

●	at a price equal to a number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last sale price of Class A ordinary shares equals or exceeds $10.00 per share (as adjusted per share sub-divisions, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The “fair market value” of Class A ordinary shares shall mean the average reported last sale price of Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete an Initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

8. Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring after the date of the balance sheet through November 12, 2020, the date the unaudited condensed financial statements were available for issuance, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we,” “us,” “our” or the “Company” are to Tortoise Acquisition Corp. II, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate our initial business combination due to the uncertainty resulting from the ongoing COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the proceeds from the sale of the Forward Purchase Units (as defined below) being available to us;

●	the trust account not being subject to claims of third parties; or

●	our financial performance in the future.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under the heading “Risk Factors” in our other U.S. Securities and Exchange Commission (the “SEC”) filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Initial Business Combination”). On September 15, 2020 (the “IPO Closing Date”), we completed our initial public offering (the “Initial Public Offering”) of 34,500,000 units (the “Units”), including 4,500,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of approximately $345.0 million. We incurred offering costs of approximately $19.5 million, inclusive of approximately $12.1 million in deferred underwriting commissions.

On September 15, 2020, simultaneously with the consummation of the Initial Public Offering, we completed the private sale (the “Private Placement”) of 5,933,333 private placement warrants at a purchase price of $1.50 per warrant (the “Private Placement Warrants”) to TortoiseEcofin Borrower LLC, a Delaware limited liability company (“TortoiseEcofin Borrower”) and an affiliate of Tortoise Sponsor II LLC, a Cayman Islands limited liability company (the “Sponsor”), generating gross proceeds to us of approximately $8.9 million.

Approximately $345.0 million of the net proceeds from the Initial Public Offering and the Private Placement has been deposited in a trust account established for the benefit of our public shareholders (the “Trust Account”).

Our Amended and Restated Memorandum and Articles of Association (the “Memorandum and Articles”) provide that, other than the withdrawal of interest to pay income taxes, none of the funds held in the Trust Account will be released until the earliest of: (a) the completion of the Initial Business Combination; (b) the redemption of any Class A ordinary shares included in the Units sold in the Initial Public Offering (the “Public Shares”) that have been properly tendered in connection with a shareholder vote to amend our Memorandum and Articles to affect the substance or timing of our obligation to redeem 100% of such Public Shares if we have not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the Initial Public Offering but have not completed an Initial Business Combination within such 24-month period (the “Combination Period”); or (c) the redemption of 100% of the Public Shares if we are unable to complete an Initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

In connection with the Initial Public Offering, we entered into a forward purchase agreement (the “Forward Purchase Agreement”) pursuant to which we may elect, in our sole and absolute discretion, to offer CIBC National Trust Company (“CIBC National Trust”) the opportunity to purchase Forward Purchase Units, consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-fourth of one redeemable warrant (the “Forward Purchase Warrants”), where each whole redeemable warrant is exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per share (the “Forward Purchase Units”), and, if CIBC National Trust accepts such offer, it commits to purchase at least a minimum aggregate amount equal to either (a) 10% of the gross proceeds from a private placement that may close simultaneously with the closing of our Initial Business Combination or (b) 10% of the gross proceeds from the Initial Public Offering (the “Minimum Aggregate Amount”), at CIBC National Trust’s sole discretion, and up to a maximum aggregate amount of $100,000,000 of Forward Purchase Units at a price per unit equal to the public offering price of the Units sold in the Initial Public Offering (the “Maximum Aggregate Amount”), in a private placement that will close simultaneously with the closing of our Initial Business Combination. The Forward Purchase Agreement is subject to conditions, including CIBC National Trust specifying the amount of units between the Minimum Aggregate Amount and Maximum Aggregate Amount (the “Specified Amount”) it wishes to purchase after we notify CIBC National Trust of our intention to offer it the opportunity to purchase Forward Purchase Units. We may specify, in our sole and absolute discretion and at any time prior to or after CIBC National Trust has indicated its Specified Amount, an amount below the Specified Amount that we are willing to sell to CIBC National Trust. CIBC National Trust may choose to accept our offer to purchase the Forward Purchase Units entirely within its sole discretion. Accordingly, if CIBC National Trust does not accept our offer to purchase the Forward Purchase Units, it will not be obligated to purchase the Forward Purchase Units.

We are currently in the process of locating suitable targets for an Initial Business Combination. We intend to effectuate an Initial Business Combination using cash from the proceeds of the Initial Public Offering, the Private Placement, the private placement of Forward Purchase Units and from additional issuances, if any, of our shares, debt or a combination of shares and debt. We are pursuing acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive merger or acquisition (or similar) agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue to date. Our only activities from inception through the IPO Closing Date related to our formation and the Initial Public Offering. Although we have not generated operating revenue, we have generated non-operating income in the form of investment income from investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company, as well as costs in the pursuit of our acquisition plans.

For the period from July 24, 2020 (inception) through September 30, 2020, we had a net loss of approximately $83,000, which consisted entirely of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2020, we had $1.1 million in our operating bank account, and working capital of approximately $1.5 million.

Our liquidity needs to date have been satisfied through a payment of $25,000 of expenses on our behalf by our Sponsor in exchange for the issuance of Class B ordinary shares, par value $0.0001 (the “Founder Shares”), the loan of approximately $181,000 from our Sponsor pursuant to an unsecured promissory note (the “Note”) and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 21, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, these funds will be used for payment of general and administrative expenses as well as expenses associated with identifying, evaluating and performing due diligence on prospective target businesses and structuring, negotiating and consummating the Initial Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

In July 2020, 7,187,500 Founder Shares were issued to our Sponsor in exchange for the payment of $25,000 of expenses on our behalf. In September 2020, we effected a share capitalization with respect to our Class B ordinary shares of 1,437,500 shares thereof, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares. In connection with the Initial Public Offering, our Sponsor transferred 35,000 Founder Shares to each of Juan J. Daboub, Karin M. Leidel and Sidney L. Tassin (collectively, the “Independent Directors”). The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering except that the Founder Shares are Class B ordinary shares which automatically convert into Class A ordinary shares at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (a) one year after the completion of the Initial Business Combination and (b) subsequent to the Initial Business Combination, (i) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the Initial Business Combination, or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the consummation of the Initial Public Offering, we completed the Private Placement of the Private Placement Warrants to TortoiseEcofin Borrower, generating gross proceeds of approximately $8.9 million. Each Private Placement Warrant is exercisable for one of the Company’s Class A ordinary shares at an exercise price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by TortoiseEcofin Borrower or its permitted transferees.

TortoiseEcofin Borrower agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Note Payable to Our Sponsor

On July 29, 2020, our Sponsor agreed to loan us funds to cover expenses related to the Initial Public Offering pursuant to the Note. The Note was non-interest bearing and payable on the earlier of 180 days and the closing of the Initial Public Offering. The Company borrowed approximately $181,000 under the Note and repaid the Note in full on September 21, 2020.

Administrative Services Agreement

Pursuant to an Administrative Services Agreement between us and Tortoise Capital Advisors, L.L.C. (“Tortoise Capital Advisors”), dated September 10, 2020 (the “Administrative Services Agreement”), we agreed to pay Tortoise Capital Advisors a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or our liquidation, the agreement will terminate. We incurred $6,667 for expenses in connection with the Administrative Services Agreement for the period from July 24, 2020 (inception) through September 30, 2020, which is reflected in the accompanying condensed statement of operations. No amounts were due as of September 30, 2020.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 32,929,861 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,558,333 of the Company’s Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income (loss) earned on investment securities held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, which was $0.00 for the period from July 24, 2020 (inception) through September 30, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $83,000, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of September 30, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On September 10, 2020, we entered into an Administrative Services Agreement pursuant to which we have agreed to pay Tortoise Capital Advisors a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or our liquidation, the agreement will terminate.

The underwriters of the Initial Public Offering were entitled to underwriting discounts and commissions of 5.5%, of which 2.0% (approximately $6.9 million) was paid at the closing of the Initial Public Offering and 3.5% (approximately $12.1 million) was deferred. The deferred underwriting discounts and commissions will become payable to the underwriters upon the consummation of the Initial Business Combination and will be paid from the amounts held in the Trust Account. The underwriters are not entitled to any interest accrued on the deferred underwriting discounts and commissions.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (a) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the JOBS Act, (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (c) comply with any requirement that may be adopted by the Public Company Accounting and Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (d) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the IPO Closing Date or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Item 10 of Regulation S-K and are not required to provide the information otherwise required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

As of September 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risks described in our prospectus filed with the SEC on September 14, 2020. Any of these factors could result in a significant or material adverse effect on our business, financial condition or future results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risks disclosed in our prospectus filed with the SEC on September 14, 2020, except as set forth below.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account may be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our Initial Business Combination or make certain amendments to our Memorandum and Articles, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable (less, in the event we are unable to complete our Initial Business Combination, up to $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In July 2020, 7,187,500 Founder Shares were issued to our Sponsor in exchange for the payment of $25,000 of expenses on our behalf, or approximately $0.003 per share. The Founder Shares will automatically convert into Class A ordinary shares at the time of the Initial Business Combination. In September 2020, we effected a share capitalization with respect to our Class B ordinary shares of 1,437,500 shares thereof, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares (up to 1,125,500 of which were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option). On September 11, 2020, the underwriters exercised their over-allotment option in full. On September 10, 2020, our Sponsor transferred 35,000 Founder Shares to each of our Independent Directors. The Founder Shares were issued in connection with our organization pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the consummation of the Initial Public Offering, TortoiseEcofin Borrower purchased from us an aggregate of 5,933,333 Private Placement Warrants in the Private Placement (for a purchase price of approximately $8.9 million). Each Private Placement Warrant entitles the holder thereof to purchase one of our Class A ordinary shares at an exercise price of $11.50 per share. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On the IPO Closing Date, we consummated the Initial Public Offering of 34,500,000 Units, including 4,500,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of approximately $345.0 million.

On September 15, 2020, simultaneously with the consummation of the Initial Public Offering, we completed the private sale of 5,933,333 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to TortoiseEcofin Borrower, generating gross proceeds to us of approximately $8.9 million.

Barclays Capital Inc., Goldman Sachs & Co. LLC and AmeriVet Securities, Inc. served as underwriters for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File Nos. 333-248269 and 333-248725) (the “Registration Statement”). The SEC declared the Registration Statement effective on September 10, 2020.

From July 24, 2020 (inception) through the IPO Closing Date, we incurred approximately $19.5 million for costs and expenses related to the Initial Public Offering. In connection with the closing of the Initial Public Offering, we paid a total of approximately $6.9 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $12.1 million in underwriting discounts and commissions, which amount will be payable upon consummation of the Initial Business Combination. Prior to the closing of the Initial Public Offering, our Sponsor advanced us $181,000 to be used for a portion of the expenses of the Initial Public Offering. On September 21, 2020, a total of $181,000 was repaid to our Sponsor out of the $1,000,000 of proceeds from our Initial Public Offering that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus filed with the SEC on September 14, 2020.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $12.1 million, which amount will be payable upon consummation of the Initial Business Combination) and offering expenses, the total net proceeds from our Initial Public Offering and the Private Placement were approximately $346.0 million, of which approximately $345.0 million (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits designated by an asterisk (*) are filed herewith and those designated by two asterisks (**) are furnished herewith; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on September 15, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248269) filed with the SEC on September 1, 2020).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-248269) filed with the SEC on September 1, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-248269) filed with the SEC on September 1, 2020).
4.4	Warrant Agreement, dated September 10, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on September 15, 2020).
10.1	Letter Agreement, dated September 10, 2020, among the Company, its officers, its directors, the Sponsor and TortoiseEcofin Borrower (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on September 15, 2020).
10.2	Investment Management Trust Agreement, dated September 10, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on September 15, 2020).
10.3	Registration Rights Agreement, dated September 10, 2020, among the Company, the Sponsor, TortoiseEcofin Borrower and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on September 15, 2020).
10.4	Administrative Services Agreement, dated September 10, 2020, between the Company and Tortoise Capital Advisors, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on September 15, 2020).
10.5	Private Placement Warrants Purchase Agreement, dated September 10, 2020, between the Company and TortoiseEcofin Borrower (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on September 15, 2020).
10.6	Forward Purchase Agreement, dated August 31, 2020, between the Company and CIBC National Trust Company (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-248269) filed with the SEC on September 1, 2020).
10.7	Promissory Note, dated July 29, 2020, issued to Sponsor by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248269) filed with the SEC on August 24, 2020).
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-248269) filed with the SEC on September 1, 2020).
10.9	Securities Subscription Agreement, dated July 29, 2020, between the Company and Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-248269) filed with the SEC on August 24, 2020).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 2020.

TORTOISE ACQUISITION CORP. II

/s/ Vincent T. Cubbage
Name:	Vincent T. Cubbage
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen Pang
Name:	Stephen Pang
Title:	Chief Financial Officer
(Principal Financial Officer)