Form 10-K/A
period 2020-12-31
Tortoise Acquisition Corp. II
filed 2021-05-06
CIK 1819584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Tortoise Acquisition Corp. II., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Tortoise Acquisition Corp. II. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 19, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on September 15, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 6, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from July 24, 2020 (inception) through December 31, 2020, and the unaudited interim financial statements as of, and for the periods ended, September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on September 15, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

v

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the September 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

In this Amendment No. 1 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of December 31, 2020, and for the period from July 24, 2020 (inception) to December 31, 2020 and (ii) our unaudited interim financial statements as of September 30, 2020, and for the three months ended and for the period from July 24, 2020 (inception) through September 30, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on September 15, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 6, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from July 24, 2020 (inception) through December 31, 2020, and our unaudited interim financial statements as of, and for the quarterly periods ended, September 30, 2020 should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on September 15, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see “Part II, Item 9A. Controls and Procedures” included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from July 24, 2020 (inception) through December 31, 2020, we had a net loss of approximately $28.0 million, which consisted of approximately $27.0 million loss from changes in fair value of derivative warrant liabilities, approximately $0.4 million of general and administrative expenses, and financing costs of approximately $0.6 million.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from July 24, 2020 (inception) through September 30, 2020 and from July 28, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of $4,851,960 and an increase of $27,068,170, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 28,382,615 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Our statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income (loss) earned on investment securities held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, which was $0 for the period from July 24, 2020 (inception) through December 31, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $28.0 million, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 8,625,000 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 5,933,333 Private Placement Warrants to TortoiseEcofin Borrower. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Tortoise Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tortoise Acquisition Corp. II (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from July 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

May 6, 2021

TORTOISE ACQUISITION CORP. II

BALANCE SHEET

As Restated – See Note 2
December 31, 2020

Assets:
Current assets:
Cash	$922,823
Prepaid expenses	458,325
Total current assets	1,381,148
Cash held in Trust Account	345,000,000
Total Assets	$346,381,148
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$18,824
Accrued expenses	119,017
Total current liabilities	137,841
Deferred legal fees	150,000
Derivative warrant liabilities	45,192,150
Deferred underwriting commissions	12,075,000
Total liabilities	57,554,991

Commitments and Contingencies (Note 6)

Class A ordinary shares; 28,382,615 shares subject to possible redemption at $10.00 per share	283,826,150

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,117,385 shares issued and outstanding (excluding 28,382,615 shares subject to possible redemption)	612
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	33,041,944
Accumulated deficit	(28,043,412)
Total shareholders’ equity	5,000,007
Total Liabilities and Shareholders’ Equity	$346,381,148

The accompanying notes are an integral part of these financial statements.

TORTOISE ACQUISITION CORP. II

STATEMENT OF OPERATIONS
As Restated – See Note 2
For the Period from July 24, 2020 (inception) through December 31, 2020

General and administrative expenses	$326,955
Administrative expenses - related party	36,667
Loss from operations	$(363,622)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(27,068,170)
Financing cost – derivative warrant liabilities	(611,620)
Net loss	(28,043,412)
Basic and diluted weighted average shares outstanding of Class A ordinary shares	34,500,000
Basic and diluted net income per share, Class A ordinary shares	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	8,625,000
Basic and diluted net loss per share, Class B ordinary shares	$(3.25)

The accompanying notes are an integral part of these financial statements.

TORTOISE ACQUISITION CORP. II

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
As Restated – See Note 2
For the Period from July 24, 2020 (inception) through December 31, 2020

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance - July 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering, less fair value of public warrants	34,500,000	3,450	—	—	334,399,430	—	334,402,880
Offering costs	—	—	—	—	(18,931,451)	—	(18,931,451)
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,373,140	—	1,373,140
Shares subject to possible redemption	(28,382,615)	(2,838)	—	—	(283,823,312)	—	(283,826,150)
Net loss	—	—	—	—	—	(28,043,412)	(28,043,412)
Balance - December 31, 2020	6,117,385	$612	8,625,000	$863	$33,041,944	$(28,043,412)	$5,000,007

The accompanying notes are an integral part of these financial statements.

TORTOISE ACQUISITION CORP. II

STATEMENT OF CASH FLOWS
As Restated – See Note 2
For the Period from July 24, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(28,043,412)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by Sponsor under note payable	48,163
Change in fair value of derivative warrant liabilities	27,068,170
Financing cost – derivative warrant liabilities	611,620
Changes in operating assets and liabilities:
Prepaid expenses	(458,325)
Accounts payable	18,824
Accrued expenses	44,017
Net cash used in operating activities	(685,943)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)
Cash Flows from Financing Activities:
Repayment of note payable to related party	(180,944)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(7,110,290)
Net cash provided by financing activities	346,608,766
Net increase in cash	922,823
Cash - beginning of the period	—
Cash - ending of the period	$922,823
Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$75,000
Payment of offering costs through note payable	$132,781
Deferred underwriting commissions	$12,075,000
Deferred legal fees	$150,000
Initial value of Class A ordinary shares subject to possible redemption	$311,214,630
Change in value of Class A ordinary shares subject to possible redemption	$(27,388,480)

The accompanying notes are an integral part of these financial statements.

TORTOISE ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

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

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 5,933,333 warrants at a price of $1.50 per warrant (the “Private Placement Warrants”) in a private placement (the “Private Placement”) to TortoiseEcofin Borrower LLC, a Delaware limited liability company (“TortoiseEcofin Borrower”) and an affiliate of the Sponsor, generating gross proceeds to the Company of approximately $8.9 million (see Note 5).

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (a) in connection with a shareholder meeting called to approve the Initial Business Combination or (b) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an Initial Business Combination if the Company would have net tangible assets of at least $5,000,001 upon such consummation of the Initial Business Combination and a majority of the shares voted are voted in favor of the Initial Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company in connection with the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with an Initial Business Combination, the holders of the Founder Shares (as defined in Note 8) prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of an Initial Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of an Initial Business Combination.

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

Proposed Business Combination

As more fully described in Note 10, on February 7, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with SNPR Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“First Merger Sub”), SNPR Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Second Merger Sub”), and Volta Industries, Inc., a Delaware corporation (“Volta”), pursuant to which First Merger Sub will merge with and into Volta (the “First Merger”), with Volta surviving the First Merger as a wholly owned subsidiary of the Company (the “Surviving Corporation”), and the Surviving Corporation will subsequently merge with and into Second Merger Sub (the “Second Merger”) with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of the Company (the “Proposed Business Combination”). The announcement of the Proposed Business Combination and related agreements were filed with the SEC on a Form 8-K on February 8, 2021.

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

NOTE 2 —RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In April 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A ordinary shares that the Company issued in September 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on September 15, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on September 15, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$346,381,148	$—	$346,381,148
Liabilities and stockholders’ equity
Total current liabilities	$137,841	$—	$137,841
Deferred legal fees	150,000		150,000
Deferred underwriting commissions	12,075,000	—	12,075,000
Derivative warrant liabilities	—	45,192,150	45,192,150
Total liabilities	12,362,841	45,192,150	57,554,991
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	329,018,300	(45,192,150)	283,826,150
Stockholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	160	452	612
Class B ordinary shares - $0.0001 par value	863	—	863
Additional paid-in-capital	5,362,606	27,679,338	33,041,944
Accumulated deficit	(363,622)	(27,679,790)	(28,043,412)
Total stockholders’ equity	5,000,007	—	5,000,007
Total liabilities and stockholders’ equity	$346,381,148	$—	$346,381,148

	Period From July 24, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(363,622)	$—	$(363,622)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	(27,068,170)	(27,068,170)
Financing costs	—	(611,620)	(611,620)
Net gain from investments held in Trust Account	—	—	—
Total other (expense) income	—	(27,679,790)	(27,679,790)
Net loss	$(363,622)	$(27,679,790)	$(28,043,412)
Basic and Diluted weighted-average Class A ordinary shares outstanding	34,500,000	—	34,500,000
Basic and Diluted net loss per Class A share	$—	—	$—
Basic and Diluted weighted-average Class B ordinary shares outstanding	8,625,000	—	8,625,000
Basic and Diluted net loss per Class B share	$(0.04)	—	$(3.25)

	Period From July 24, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(363,622)	$(27,679,790)	$(28,043,412)
Adjustment to reconcile net loss to net cash used in operating activities	73,163	27,679,790	27,752,953
Net cash used in operating activities	(685,943)	—	(685,943)
Net cash used in investing activities	(345,000,000)	—	(345,000,000)
Net cash provided by financing activities	346,608,766	—	346,608,766
Net change in cash	$922,823	$—	$922,823

In addition, the impact to the balance sheet dated September 15, 2020, filed on Form 8-K on September 21, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in an $18.1 million increase to the derivative warrant liabilities line item at September 15, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item. There is no change to total shareholders’ equity at the reported balance sheet date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements and Note 11 – Quarterly Financial Information (unaudited), the Company’s financial statements for the period from July 24, 2020 (inception) through December 31, 2020, and for the unaudited interim periods ended September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Cash Held in Trust Account

As of December 31, 2020, the assets held in the Trust Account were held in cash.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2020.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

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

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 8,625,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 5,933,333 Private Placement Warrants to TortoiseEcofin Borrower. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

In connection with the Company entering into the Business Combination Agreement, the Company entered into a subscription agreement with CIBC National Trust pursuant to which CIBC National Trust agreed to purchase, subject to the satisfaction of applicable closing conditions, shares of our Class A Common Stock (as defined in Note 10). On February 8, 2021 and as a result of CIBC National Trust entering into such subscription agreement to purchase shares of Class A Common Stock, the Company delivered a notice to CIBC National Trust stating that it will not elect to offer CIBC National Trust the opportunity to purchase Forward Purchase Units pursuant to the Forward Purchase Agreement.

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2020, the Company had 8,625,000 Public Warrants and 5,933,333 Private Warrants outstanding.

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

NOTE 8. SHAREHOLDERS’ EQUITY

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

NOTE 9.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities	$24,610,660	$—	$20,581,490

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement as of December 31, 2020 on account of the separate listing and trading of the Public Warrants as of November 2, 2020.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since December 31, 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $27.1 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of September 15, 2020	As of December 31, 2020
Volatility	22.6%	47.5%
Probability of success of a Business Combination	80.0%	80.0%
Stock price	$9.69	$10.65
Expected life of the options to convert	6	5.5
Risk-free rate	0.37%	0.43%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from July 24, 2020 (inception) through December 31, 2020 is summarized as follows:

Level 3 - Derivative warrant liabilities at July 24, 2020 (inception)	$—
Issuance of Public and Private Warrants with Level 3 measurements	18,123,980
Change in fair value of derivative warrant liabilities measured with Level 3 inputs	27,068,170
Transfer of Public Warrants to Level 1 measurements	(13,404,640)
Derivative warrant liabilities at December 31, 2020 measured utilizing Level 3 inputs	$20,581,490

NOTE 10. SUBSEQUENT EVENTS

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

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 6, 2021, the date the financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables contain unaudited consolidated quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s consolidated financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement and revision had no impact to net loss, net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$346,610,178	$—	$346,610,178
Liabilities and stockholders’ equity
Total current liabilities	$86,561	$—	$86,561
Deferred legal fees	150,000
Deferred underwriting commissions	12,075,000	—	12,075,000
Derivative warrant liabilities	—	22,975,940	22,975,940
Total liabilities	12,311,561	22,975,940	35,137,501
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	329,298,610	(22,975,940)	306,322,670
Stockholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	157	230	387
Class B ordinary shares - $0.0001 par value	863	—	863
Additional paid-in-capital	5,082,299	5,463,350	10,545,649
Accumulated deficit	(83,312)	(5,463,580)	(5,546,892)
Total stockholders’ equity	5,000,007	—	5,000,007
Total liabilities and stockholders’ equity	$346,610,178	$—	$346,460,178

	Period From July 24, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(83,312)	$—	$(83,312)
Other (expense) income:
Change in fair value of warrant liabilities	—	(4,851,960)	(4,851,960)
Financing costs	—	(611,620)	(611,620)
Net gain from investments held in Trust Account	—	—	—
Total other (expense) income	—	(5,463,580)	(5,463,580)
Net loss	$(83,312)	$(5,463,580)	$(5,546,892)
Basic and Diluted weighted-average Class A ordinary shares outstanding	34,500,000	—	34,500,000
Basic and Diluted net loss per Class A share	$—	—	$—
Basic and Diluted weighted-average Class B ordinary shares outstanding	8,625,000	—	8,625,000
Basic and Diluted net loss per Class B share	$(0.01)	—	$(0.64)

	Period From July 24, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$(83,312)	$(5,463,580)	$(5,546,892)
Adjustment to reconcile net loss to net cash used in operating activities	73,163	5,463,580	5,536,743
Net cash used in operating activities	(528,167)	—	(528,167)
Net cash used in investing activities	(345,000,000)	—	(345,000,000)
Net cash provided by financing activities	346,608,766	—	346,608,766
Net change in cash	$1,080,599	$—	$1,080,599

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A	Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on September 15, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the September 2020 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
2.1	Business Combination Agreement and Plan of Reorganization, dated February 7, 2021, by and among Tortoise Acquisition Corp. II, SNPR Merger Sub I, Inc., SNPR Merger Sub II, LLC and Volta Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on February 8, 2021).
3.1	Amended and Restated Memorandum and Articles of Association of Tortoise Acquisition Corp. II (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on September 15, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248269) filed with the SEC on September 1, 2020).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-248269) filed with the SEC on September 1, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-248269) filed with the SEC on September 1, 2020).
4.4	Warrant Agreement, dated September 10, 2020, between Tortoise Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on September 15, 2020).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
10.1	Letter Agreement, dated September 10, 2020, among Tortoise Acquisition Corp. II, its officers and directors, Tortoise Sponsor II LLC and TortoiseEcofin Borrower LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on September 15, 2020).
10.2	Investment Management Trust Agreement, dated September 10, 2020, between Tortoise Acquisition Corp. II and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on September 15, 2020).
10.3	Registration Rights Agreement, dated September 10, 2020, among Tortoise Acquisition Corp. II, its officers and directors, Tortoise Sponsor II LLC and TortoiseEcofin Borrower LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on September 15, 2020).
10.4	Administrative Services Agreement, dated September 10, 2020, between Tortoise Acquisition Corp. II and Tortoise Capital Advisors, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on September 15, 2020).
10.5	Private Placement Warrants Purchase Agreement, dated September 10, 2020, between Tortoise Acquisition Corp. II and TortoiseEcofin Borrower LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on September 15, 2020).
10.6	Forward Purchase Agreement, dated August 31, 2020, between Tortoise Acquisition Corp. II and CIBC National Trust Company (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-248269) filed with the SEC on September 1, 2020).

Exhibit Number	Description
10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-248269) filed with the SEC on September 1, 2020).
10.8	Stockholder Support Agreement, dated February 7, 2021, by and among Tortoise Acquisition Corp. II and certain shareholders of Volta Industries, Inc.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on February 8, 2021).
10.9	Lock-Up Agreement, dated February 7, 2021, by and among Tortoise Acquisition Corp. II, Volta Industries, Inc. and its founders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on February 8, 2021).
10.10	Sponsor Letter dated February 7, 2021, by and among Tortoise Acquisition Corp. II, certain holders of its founder shares, Volta Industries, Inc. and Tortoise Sponsor II LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on February 8, 2021).
10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on February 8, 2021).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORTOISE ACQUISITION CORP. II

Date: May 6, 2021	By:	/s/ Vincent T. Cubbage
Vincent T. Cubbage Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vincent T. Cubbage	Chief Executive Officer, President and	May 6, 2021
Vincent T. Cubbage	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Stephen Pang	Chief Financial Officer and Director	May 6, 2021
Stephen Pang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Juan J. Daboub	Director	May 6, 2021
Juan J. Daboub

/s/ Karin McKinnell Leidel	Director	May 6, 2021
Karin McKinnell Leidel

/s/ Sidney L. Tassin	Director	May 6, 2021
Sidney L. Tassin