Form 10-Q
period 2021-03-31
Tortoise Acquisition Corp. II
filed 2021-05-19
CIK 1819584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 18, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TORTOISE ACQUISITION CORP. II

Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

TORTOISE ACQUISITION CORP. II

CONDENSED CONSOLIDATED Balance SheetS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$184,438	$922,823
Prepaid expenses	442,634	458,325
Total current assets	627,072	1,381,148
Cash held in Trust Account	345,008,035	345,000,000
Total Assets	$345,635,107	$346,381,148

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,196,772	$18,824
Accrued expenses	-	119,017
Total current liabilities	2,196,772	137,841
Deferred legal fees	150,000	150,000
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	52,209,400	45,192,150
Total liabilities	66,631,172	57,554,991

Commitments and Contingencies
Class A ordinary shares; 27,400,393 and 28,382,615 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	274,003,930	283,826,150

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,099,607 and 6,117,385 shares issued and outstanding (excluding 27,400,393 and 28,382,615 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	710	612
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	863	863
Additional paid-in capital	42,854,066	33,041,944
Accumulated deficit	(37,855,634)	(28,043,412)
Total shareholders’ equity	5,000,005	5,000,007
Total Liabilities and Shareholders’ Equity	$345,635,107	$346,381,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISE ACQUISITION CORP. II

Unaudited Condensed CONSOLIDATED Statement of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$2,773,007
Administrative expenses - related party	30,000
Loss from operations	(2,803,007)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(7,017,250)
Net gain from investments held in Trust Account	8,035
Net loss	$(9,812,222)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	34,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.00
Basic and diluted weighted average shares outstanding of Class B ordinary shares	8,625,000
Basic and diluted net loss per share, Class B ordinary shares	$(1.14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISE ACQUISITION CORP. II

Unaudited Condensed CONSOLIDATED Statement of Changes in Shareholders’ Equity

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	6,117,385	$612	8,625,000	$863	$33,041,944	$(28,043,412)	$5,000,007
Offering costs	-	-	-	-	(10,000)	-	(10,000)
Shares subject to possible redemption	982,222	98	-	-	9,822,122	-	9,822,220
Net loss	-	-	-	-	-	(9,812,222)	(9,812,222)
Balance - March 31, 2021 (Unaudited)	7,099,607	$710	8,625,000	$863	$42,854,066	$(37,855,634)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISE ACQUISITION CORP. II

Unaudited Condensed CONSOLIDATED Statement of Cash Flows

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(9,812,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	7,017,250
Net gain from investments held in Trust Account	(8,035)
Changes in operating assets and liabilities:
Prepaid expenses	15,691
Accounts payable	2,177,948
Accrued expenses	(44,017)
Net cash used in operating activities	(653,385)

Cash Flows from Financing Activities:
Offering costs paid	(85,000)
Net cash used in financing activities	(85,000)

Net decrease in cash	(738,385)

Cash - beginning of the period	922,823
Cash - ending of the period	$184,438

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(9,822,220)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

All activity for the period from July 24, 2020 (inception) through March 31, 2021 relates to the Company’s formation and its preparation for the initial public offering (the “Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for an Initial Business Combination. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 7, 2021, the Company, SNPR Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“First Merger Sub”), and SNPR Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Second Merger Sub”), entered into a Business Combination Agreement (the “Business Combination Agreement”) with Volta Industries, Inc., a Delaware corporation (“Volta”), pursuant to which First Merger Sub will merge with and into Volta (the “First Merger”), with Volta surviving the First Merger as a wholly owned subsidiary of the Company (the “Surviving Corporation”), and the Surviving Corporation will subsequently merge with and into Second Merger Sub (the “Second Merger”) with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of the Company (the “Proposed Business Combination”). The announcement of the Proposed Business Combination and related agreements were filed with the SEC on a Form 8-K on February 8, 2021.

Completion of the Proposed Business Combination is subject to the satisfaction of the conditions stated in the Business Combination Agreement. Prior to the effective time of the First Merger (the “Effective Time”), the Company will domesticate (the “Domestication”) as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law (the “DGCL”) and the applicable provisions of the Companies Act (2020 Revision) of the Cayman Islands (the “Companies Act”). The Outside Date under (and as defined in) the Business Combination Agreement has been automatically extended to 240 days from 210 days as a result of Volta’s non-delivery of its PCAOB Financial Statements (as defined in the Business Combination Agreement) within the 90-day period following execution of the Business Combination Agreement. The Company expects to complete the Proposed Business Combination in the third quarter of 2021.

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

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 6, 2021.

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

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $184,000 in its operating bank account and working capital deficit of approximately $1.6 million.

Through March 31, 2021, the Company’s liquidity needs have been satisfied through a payment of $25,000 of expenses on behalf of the Company by the Sponsor in exchange for the issuance of the Founder Shares, the loan of approximately $181,000 from the Sponsor pursuant to the Note (as defined in Note 4) and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 21, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, the Company’s management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination and one year from the date of this report. Over this time period, these funds will be used for payment of general and administrative expenses as well as expenses associated with consummating the Proposed Transactions, or (in the event the Proposed Transactions are not consummated) identifying, evaluating and performing due diligence on prospective target businesses and structuring, negotiating and consummating an Initial Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $345,008,035 in cash equivalents and $345,000,000 in cash held in the Trust Account as of March 31, 2021 and December 31, 2020, respectively.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities, which are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. At March 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Fair Value of Financial Instruments

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accrued expenses and accounts payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in the Trust Account is determined using quoted prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 27,400,393 and 28,382,615 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s unaudited condensed consolidated statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $8,000 for the three months ended March 31, 2021 by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $9.8 million, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, certain of the Company’s officers and directors or any of their respective affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination is not completed within the Combination Period, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-combination company at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Administrative Services Agreement

Pursuant to an Administrative Services Agreement between the Company and Tortoise Capital Advisors, L.L.C. (“Tortoise Capital Advisors”), dated September 10, 2020 (the “Administrative Services Agreement”), the Company agreed to pay Tortoise Capital Advisors a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the agreement will terminate. During the three months ended March 31, 2021, the Company incurred $30,000 in expenses for these services, which is included in administrative expenses – related party on the accompanying unaudited condensed consolidated statement of operations. No amount was due as of March 31, 2021 and December 31, 2020.

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

NOTE 5. COMMITMENTS & CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares), and any Class A ordinary shares held by the Initial Shareholders, the Sponsor and TortoiseEcofin Borrower at the completion of the Initial Public Offering or acquired prior to or in connection with the Initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands that the Company offer such securities in an underwritten offering. These holders also have certain “piggy-back” registration rights with respect to certain underwritten offerings the Company may conduct. Additionally, pursuant to the Forward Purchase Agreement, the Company agreed to grant certain registration rights to CIBC National Trust in connection with the issuance of any Forward Purchase Units upon the completion of the Initial Business Combination. The Company will bear the expenses incurred in connection with the registration of such securities. However, on February 8, 2021, the Company delivered a notice to CIBC National Trust stating that the Company will not elect to offer CIBC National Trust the opportunity to purchase Forward Purchase Units pursuant to the Forward Purchase Agreement.

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

Deferred Legal Fees Associated with the Initial Public Offering

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of the Initial Business Combination. As of March 31, 2021 and December 31, 2020, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying unaudited condensed consolidated balance sheet.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Forward Purchase Agreement

The Company entered into a forward purchase agreement (the “Forward Purchase Agreement”), pursuant to which the Company may elect, in its sole and absolute discretion, to offer CIBC National Trust Company (“CIBC National Trust”) the opportunity to purchase forward purchase units, consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-fourth of one redeemable warrant (the “Forward Purchase Warrants”), where each whole redeemable warrant is exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per share (the “Forward Purchase Units”), and, if CIBC National Trust accepts such offer, it commits to purchase at least a minimum aggregate amount equal to either (a) 10% of the gross proceeds from a private placement that may close simultaneously with the closing of the Initial Business Combination or (b) 10% of the gross proceeds from the Initial Public Offering (the “Minimum Aggregate Amount”), and up to a maximum aggregate amount of $100,000,000 of Forward Purchase Units at a price per unit equal to the Initial Public Offering price (the “Maximum Aggregate Amount”). The Forward Purchase Shares will be identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering and the Forward Purchase Warrants will have the same terms as the Public Warrants, except the Forward Purchase Shares and the Forward Purchase Warrants will be subject to transfer restrictions and certain registration rights. The funds from the sale of the Forward Purchase Units may be used as part of the consideration to the sellers in the Initial Business Combination, and any excess funds may be used for the working capital needs of the post-transaction company. The Forward Purchase Agreement is subject to conditions, including CIBC National Trust specifying the amount of Forward Purchase Units between the Minimum Aggregate Amount and Maximum Aggregate Amount (the “Specified Amount”) it wishes to purchase after the Company notifies CIBC National Trust of its intention to offer CIBC National Trust the opportunity to purchase Forward Purchase Units. The Company may specify, in its sole and absolute discretion and at any time prior to or after CIBC National Trust has indicated its Specified Amount, an amount below the Specified Amount that the Company is willing to sell to CIBC National Trust. CIBC National Trust may choose to accept the Company’s offer to purchase the Forward Purchase Units entirely within its sole discretion. Accordingly, if CIBC National Trust does not accept the Company’s offer to purchase the Forward Purchase Units, it will not be obligated to purchase the Forward Purchase Units. In connection with the Company entering into the Business Combination Agreement, the Company entered into a Subscription Agreement with CIBC National Trust, pursuant to which CIBC National Trust agreed to purchase, subject to the satisfaction of applicable closing conditions, shares of Class A Common Stock. On February 8, 2021, and as a result of CIBC National Trust entering into such Subscription Agreement to purchase shares of Class A Common Stock, the Company delivered a notice to CIBC National Trust stating that the Company will not elect to offer CIBC National Trust the opportunity to purchase Forward Purchase Units pursuant to the Forward Purchase Agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company and the closing of an Initial Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. DERIVATIVE WARRANT LIABILITIES

As of March 31, 2021 and December 31, 2020, the Company has 8,625,000 and 5,933,333 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On March 31, 2021 and December 31, 2020, there were 34,500,000 Class A ordinary shares issued and outstanding, including 27,400,393 and 28,382,615 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Founder Shares”). On July 29, 2020, the Company issued 7,187,500 Founder Shares. In September 2020, the Company effected a share capitalization of 1,437,500 Founder Shares, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. On September 10, 2020, the Sponsor transferred 35,000 Founder Shares to each of the Company’s independent directors. All shares and associated amounts have been retroactively restated to reflect the share capitalization. Of the 8,625,000 Founder Shares outstanding, up to 1,125,000 were subject to forfeiture by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The over-allotment option was exercised in full on September 11, 2020; thus, the 1,125,000 Founder Shares are no longer subject to forfeiture.

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

In connection with the Company entering into the Business Combination Agreement, subject to the closing thereof, the Sponsor and the Initial Shareholders agreed to waive the anti-dilution rights set forth in the Amended and Restated Memorandum and Articles of Association.

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual funds	$345,008,035	$-	$-
Liabilities:
Derivative warrant liabilities	$28,225,750	$-	$24,005,660

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash held in Trust Account	$345,000,000	$-	$-
Liabilities:
Derivative warrant liabilities	$24,610,660	$-	$20,581,480

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.

Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, since December 31, 2020. For the three months ended March 31, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $7.0 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2020	As of March 31, 2021
Volatility	22.7%	47.0%
Stock price	$10.49	$10.95
Expected life of the options to convert	5.96	5.25
Risk-free rate	0.37%	0.98%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Level 3- Derivative warrant liabilities at December 31, 2020	$20,581,490
Change in fair value of derivative warrant liabilities	3,424,170
Level 3 -Derivative warrant liabilities at March 31, 2021	$24,005,660

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued. On May 10, 2021, TortoiseEcofin Borrower, an affiliate of the Sponsor, agreed to extend to the Company up to $1,000,000 of Working Capital Loans pursuant to a non-interest bearing promissory note (the “May 2021 Promissory Note”) that is due and payable upon the earlier of the date on which the Company consummates its Initial Business Combination and the effective date of the winding up of the Company. As of the date of the filing of this report, the Company has borrowed $400,000 of Working Capital Loans pursuant to the May 2021 Promissory Note. The Company did not identify any other subsequent events that would have required adjustment to or disclosure in the unaudited condensed consolidated financial statements.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, including the Proposed Transactions (as defined and described herein);

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate our initial business combination due to the uncertainty resulting from the ongoing COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the proceeds from the sale of the Forward Purchase Units (as defined below) being available to us;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance in the future.

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

Our amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) provide that, other than the withdrawal of interest to pay income taxes, none of the funds held in the Trust Account will be released until the earliest of: (a) the completion of the Initial Business Combination; (b) the redemption of any Class A ordinary shares, par value $0.0001 (“Class A ordinary shares”) included in the Units sold in the Initial Public Offering (the “Public Shares”) that have been properly tendered in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association to affect the substance or timing of our obligation to redeem 100% of such Public Shares if we have not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the Initial Public Offering but have not completed an Initial Business Combination within such 24-month period (the “Combination Period”); or (c) the redemption of 100% of the Public Shares if we are unable to complete an Initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

In connection with the Initial Public Offering, we entered into a forward purchase agreement (the “Forward Purchase Agreement”) pursuant to which we may elect, in our sole and absolute discretion, to offer CIBC National Trust Company (“CIBC National Trust”) the opportunity to purchase Forward Purchase Units, consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-fourth of one redeemable warrant (the “Forward Purchase Warrants”), where each whole redeemable warrant is exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per share (the “Forward Purchase Units”), and, if CIBC National Trust accepts such offer, it commits to purchase at least a minimum aggregate amount equal to either (a) 10% of the gross proceeds from a private placement that may close simultaneously with the closing of our Initial Business Combination or (b) 10% of the gross proceeds from the Initial Public Offering (the “Minimum Aggregate Amount”), at CIBC National Trust’s sole discretion, and up to a maximum aggregate amount of $100,000,000 of Forward Purchase Units at a price per unit equal to the public offering price of the Units sold in the Initial Public Offering (the “Maximum Aggregate Amount”), in a private placement that will close simultaneously with the closing of our Initial Business Combination. The Forward Purchase Agreement is subject to conditions, including CIBC National Trust specifying the amount of units between the Minimum Aggregate Amount and Maximum Aggregate Amount (the “Specified Amount”) it wishes to purchase after we notify CIBC National Trust of our intention to offer it the opportunity to purchase Forward Purchase Units. We may specify, in our sole and absolute discretion and at any time prior to or after CIBC National Trust has indicated its Specified Amount, an amount below the Specified Amount that we are willing to sell to CIBC National Trust. CIBC National Trust may choose to accept our offer to purchase the Forward Purchase Units entirely within its sole discretion. Accordingly, if CIBC National Trust does not accept our offer to purchase the Forward Purchase Units, it will not be obligated to purchase the Forward Purchase Units. We entered into a Subscription Agreement with CIBC National Trust in connection with the Business Combination Agreement (as defined below) pursuant to which CIBC National Trust agreed to purchase, subject to the satisfaction of applicable closing conditions, Private Placement Shares. On February 8, 2021, and as a result of CIBC National Trust entering into such Subscription Agreement to purchase shares of Class A Common Stock, we delivered a notice to CIBC National Trust stating that we will not elect to offer CIBC National Trust the opportunity to purchase Forward Purchase Units pursuant to the Forward Purchase Agreement.

We intend to effectuate an Initial Business Combination using cash from the proceeds of the Initial Public Offering, the Private Placement and from additional issuances, if any, of our shares, debt or a combination of shares and debt. We are pursuing acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Proposed Business Combination

Business Combination Agreement

On February 7, 2021, we, together with SNPR Merger Sub I, Inc., a Delaware corporation and our wholly owned subsidiary (“First Merger Sub”), and SNPR Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub” and, together with First Merger Sub, the “Merger Subs”), entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”) with Volta Industries Inc., a Delaware corporation (“Volta”), pursuant to which First Merger Sub will merge with and into Volta (the “First Merger”), with Volta surviving the First Merger as our wholly owned subsidiary (the “Surviving Corporation”), and the Surviving Corporation will subsequently merge with and into Second Merger Sub (the “Second Merger,” and together with the First Merger and other transactions related thereto, the “Proposed Transactions”), with Second Merger Sub surviving the Second Merger as our wholly owned subsidiary.

The consummation of the transactions contemplated by the Business Combination Agreement is subject to approval of our shareholders and the satisfaction of other customary closing conditions. The Outside Date under (and as defined in) the Business Combination Agreement has been automatically extended to 240 days from 210 days as a result of Volta’s non-delivery of its PCAOB Financial Statements (as defined in the Business Combination Agreement) within the 90-day period following execution of the Business Combination Agreement. The transactions are expected to be completed in the third quarter of 2021.

Domestication

Prior to the effective time of the First Merger (the “Effective Time”), we will domesticate (the “Domestication”) as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and the applicable provisions of the Companies Act (2020 Revision) of the Cayman Islands.

In connection with the Domestication, (a) our Class A ordinary shares will convert automatically, on a one-for-one basis, into shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”); (b) our Class B ordinary shares, par value $0.0001 (the “Founder Shares”) will convert automatically, on a one-for-one basis, into shares of Class A Common Stock; (c) our warrants to purchase Class A ordinary shares will convert automatically into warrants to purchase Class A Common Stock; (d) our Units will convert automatically into units presenting one share of Class A Common Stock and one-fourth of one redeemable warrant; (e) a dual class structure will be implemented and we will be authorized to issue shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”) that will carry voting rights in the form of ten votes per such share; and (f) we will immediately be renamed “Volta Inc.” upon the Effective Time.

Stockholder Support Agreement

In connection with the execution of the Business Combination Agreement, we entered into a Stockholder Support Agreement (the “Stockholder Support Agreement”) with Volta and certain shareholders of Volta pursuant to which such shareholders agreed to vote all of their shares of Volta’s Class A common stock, par value $0.001 per share (“Volta Class A Common Stock”), and shares of Volta’s Class B common stock, par value $0.001 per share (“Volta Class B Common Stock” and, together with the Volta Class A Common Stock, the “Volta Common Stock”), and shares of Volta’s preferred stock (“Volta Preferred Stock”) in favor of the approval and adoption of the Proposed Transactions, including agreeing to execute a written consent within forty-eight hours of a registration statement on Form S-4 filed by us becoming effective. Additionally, such shareholders have agreed, among other things, not to, prior to the Effective Time (a) transfer any of their shares of Volta Common Stock and Volta Preferred Stock (or enter into any arrangement with respect thereto), subject to certain customary exceptions or (b) enter into any voting arrangement that is inconsistent with the Stockholder Support Agreement.

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

Pursuant to the Subscription Agreements, we agreed that, within 30 calendar days after the BCA Closing, we will file with the SEC (at our sole cost and expense) a registration statement registering the resale of the Private Placement Shares (the “Private Placement Resale Registration Statement”), and we shall use commercially reasonable efforts to have the Private Placement Resale Registration Statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) 60 calendar days (or 90 calendar days if the SEC notifies us that it will review the Private Placement Resale Registration Statement) following the BCA Closing and (ii) the tenth business day after the SEC notifies us that the Private Placement Resale Registration Statement will not be reviewed or will not be subject to further review.

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue to date. Our only activities from inception through the IPO Closing Date related to our formation and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. Although we have not generated operating revenue, we have generated non-operating income in the form of investment income from investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company, as well as costs in the pursuit of our acquisition plans.

For the three months ended March 31, 2021, we had a net loss of approximately $9.8 million, which consisted of approximately $2.8 million in general and administrative expenses, $30,000 in administrative expenses – related party, approximately $7.0 million in change in fair value of derivative warrant liabilities, offset by approximately $8,000 in net gain from investments held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, we had $184,438 in our operating bank account, and working capital deficit of approximately $1.6 million.

Our liquidity needs to date have been satisfied through a payment of $25,000 of expenses on our behalf by our Sponsor in exchange for the issuance of Founder Shares, the loan of approximately $181,000 from our Sponsor pursuant to an unsecured promissory note (the “Note”) and the proceeds from the consummation of the sale of the Private Placement Warrants not held in the Trust Account. We fully repaid the Note on September 21, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan. On May 10, 2021, TortoiseEcofin Borrower, an affiliate of the Sponsor, agreed to extend to the Company up to $1,000,000 of Working Capital Loans pursuant to a non-interest bearing promissory note (the “May 2021 Promissory Note”) that is due and payable upon the earlier of the date on which the Company consummates its Initial Business Combination and the effective date of the winding up of the Company. As of the date of the filing of this report, the Company has borrowed $400,000 of Working Capital Loans pursuant to the May 2021 Promissory Note.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from the date of the filing of this report. Over this time period, these funds will be used for payment of general and administrative expenses as well as expenses associated with consummating the Proposed Transactions, or (in the event the Proposed Transactions are not consummated) identifying, evaluating and performing due diligence on prospective target businesses and structuring, negotiating and consummating an Initial Business Combination.

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of operations and ability to complete an Initial Business Combination/or search for a target company, the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

In July 2020, 7,187,500 Founder Shares were issued to our Sponsor in exchange for the payment of $25,000 of expenses on our behalf. In September 2020, we effected a share capitalization with respect to our Class B ordinary shares of 1,437,500 shares thereof, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares. In connection with the Initial Public Offering, our Sponsor transferred 35,000 Founder Shares to each of Juan J. Daboub, Karin M. Leidel and Sidney L. Tassin (collectively, the “Independent Directors”). The Founder Shares are identical to the Public Shares except that the Founder Shares are Class B ordinary shares which automatically convert into Class A ordinary shares at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below.

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

Administrative Services Agreement

Pursuant to an Administrative Services Agreement between us and Tortoise Capital Advisors, L.L.C. (“Tortoise Capital Advisors”), dated September 10, 2020 (the “Administrative Services Agreement”), we agreed to pay Tortoise Capital Advisors a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or our liquidation, the agreement will terminate. We incurred $30,000 for expenses in connection with the Administrative Services Agreement for the three months ended March 31, 2021, which is reflected in the accompanying condensed statement of operations. No amounts were due as of March 31, 2021.

Critical Accounting Policies and Estimates

The management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities, which are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in gain on marketable securities, dividends and interest held in the Trust Account in the statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, and December 31, 2020, 27,400,393 and 28,382,615 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.

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

We issued 8,625,000 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 5,933,333 Private Placement Warrants to TortoiseEcofin Borrower. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with our Initial Public Offering and Private Placement was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of warrants issued in connection with our Initial Public Offering has subsequently been measured based on the listed market price of such warrants.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in our Initial Public Offering and the sale of the Private Placement Warrants to purchase an aggregate of 14,558,333 of the Company’s Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed consolidated statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income (loss) earned on investment securities held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, which was approximately $8,000 for the three months ended March 31, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $9.8 million, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of March 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On September 10, 2020, we entered into an Administrative Services Agreement pursuant to which we have agreed to pay Tortoise Capital Advisors a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or our liquidation, the agreement will terminate.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on September 15, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risks described in our prospectus filed with the SEC on September 14, 2020. Any of these factors could result in a significant or material adverse effect on our business, financial condition or future results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risks disclosed in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 6, 2021.

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

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of February 7, 2021, by and among the Company, First Merger Sub, Second Merger Sub and Volta (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on February 8, 2021).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on September 15, 2020).
10.1	Stockholder Support Agreement, dated as of February 7, 2021, by and among the Company and the shareholders of Volta named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on February 8, 2021).
10.2	Lock-Up Agreement, dated as of February 7, 2021, by and among the Company, Volta and Volta’s founders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on February 8, 2021).
10.3	Sponsor Letter, dated as of February 7, 2021, by and among the Company, Volta, Sponsor and certain holders of the Company’s Founder Shares named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on February 8, 2021).
10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on February 8, 2021).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of May, 2021.

TORTOISE ACQUISITION CORP. II

/s/ Vincent T. Cubbage
Name:	Vincent T. Cubbage
Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Stephen Pang
Name:	Stephen Pang
Title:	Chief Financial Officer
(Principal Financial Officer)