Form 10-Q
period 2021-06-30
Tortoise Acquisition Corp. II
filed 2021-08-13
CIK 1819584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-39508

TORTOISE ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1550630
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

6363 College Boulevard Overland Park, KS	66211
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 13, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TORTOISE ACQUISITION CORP. II

Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TORTOISE ACQUISITION CORP. II

CONDENSED CONSOLIDATED Balance SheetS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$207,310	$922,823
Prepaid expenses	361,499	458,325
Total current assets	568,809	1,381,148
Investments and cash held in Trust Account	345,016,637	345,000,000
Total Assets	$345,585,446	$346,381,148

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$3,327,306	$18,824
Accrued expenses	900,000	119,017
Note payable - related party	600,000	-
Total current liabilities	4,827,306	137,841
Deferred legal fees	150,000	150,000
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	31,591,580	45,192,150
Total liabilities	48,643,886	57,554,991

Commitments and Contingencies

Class A ordinary shares; 29,194,155 and 28,382,615 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	291,941,550	283,826,150

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,305,845 and 6,117,385 shares issued and outstanding (excluding 29,194,155 and 28,382,615 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	531	612
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	24,916,625	33,041,944
Accumulated deficit	(19,918,009)	(28,043,412)
Total shareholders' equity	5,000,010	5,000,007
Total Liabilities and Shareholders' Equity	$345,585,446	$346,381,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISE ACQUISITION CORP. II

Unaudited Condensed CONSOLIDATED StatementS of Operations

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$2,658,797	$5,431,804
Administrative expenses - related party	30,000	60,000
Loss from operations	(2,688,797)	(5,491,804)
Other income
Change in fair value of derivative warrant liabilities	20,617,820	13,600,570
Net gain from investments held in Trust Account	8,602	16,637
Net income	$17,937,625	$8,125,403

Basic and diluted weighted average shares outstanding of Class A ordinary shares	34,500,000	34,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00
Basic and diluted weighted average shares outstanding of Class B ordinary shares	8,625,000	8,625,000
Basic and diluted net loss per share, Class B ordinary shares	$2.08	$0.94

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISE ACQUISITION CORP. II

Unaudited Condensed CONSOLIDATED Statement of Changes in Shareholders’ Equity

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	6,117,385	$612	8,625,000	$863	$33,041,944	$(28,043,412)	$5,000,007
Offering costs	-	-	-	-	(10,000)	-	(10,000)
Shares subject to possible redemption	982,222	98	-	-	9,822,122	-	9,822,220
Net loss	-	-	-	-	-	(9,812,222)	(9,812,222)
Balance - March 31, 2021 (Unaudited)	7,099,607	$710	8,625,000	$863	$42,854,066	$(37,855,634)	$5,000,005
Shares subject to possible redemption	(1,793,762)	(179)	-	-	(17,937,441)	-	(17,937,620)
Net income	-	-	-	-	-	17,937,625	17,937,625
Balance - June 30, 2021 (Unaudited)	5,305,845	$531	8,625,000	$863	$24,916,625	$(19,918,009)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISE ACQUISITION CORP. II

Unaudited Condensed CONSOLIDATED Statement of Cash Flows

For THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$8,125,403
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(13,600,570)
Net gain from investments held in Trust Account	(16,637)
Changes in operating assets and liabilities:
Prepaid expenses	96,826
Accounts payable	3,308,482
Accrued expenses	855,983
Net cash used in operating activities	(1,230,513)

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	600,000
Offering costs paid	(85,000)
Net cash used in financing activities	515,000

Net decrease in cash	(715,513)

Cash - beginning of the period	922,823
Cash - end of the period	$207,310

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$8,115,400

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

All activity for the period from July 24, 2020 (inception) through June 30, 2021 relates to the Company’s formation and its preparation for the initial public offering (the “Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for an Initial Business Combination and, as described below, activities associated with the Company’s proposed business combination with Volta Industries, Inc., a Delaware corporation (“Volta”). The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pending Business Combination

On February 7, 2021, the Company, SNPR Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“First Merger Sub”), and SNPR Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Second Merger Sub”), entered into a Business Combination Agreement (the “Business Combination Agreement”) with Volta, pursuant to which First Merger Sub will merge with and into Volta (the “First Merger”), with Volta surviving the First Merger as a wholly owned subsidiary of the Company (the “Surviving Corporation”), and the Surviving Corporation will subsequently merge with and into Second Merger Sub (the “Second Merger”) with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of the Company (the “Proposed Business Combination”). The announcement of the Proposed Business Combination and related agreements were filed with the SEC on a Form 8-K on February 8, 2021. On August 2, 2021, the Company filed with the SEC its definitive proxy statement/prospectus relating to the Proposed Business Combination.

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

In connection with the execution of the Business Combination Agreement, the founders of Volta entered into a Lock-Up Agreement with the Company and Volta pursuant to which they have agreed, subject to certain customary exceptions, not to:

(a) effect any direct or indirect sale, assignment, pledge, hypothecation, disposition, loan or other transfer, or entry into any agreement with respect to any sale, assignment, pledge, hypothecation, disposition, loan or other transfer, with respect to any shares of the Company’s domesticated Class A common stock (the “Class A Common Stock”) or domesticated Class B common stock (the “Class B Common Stock”) held by them immediately after the Effective Time, including any shares of Class A Common Stock or Class B Common Stock issuable upon the exercise of options or warrants to purchase shares of Class A Common Stock or Class B Common Stock held by them immediately following the closing of the Proposed Transactions (the “BCA Closing”), or

(b) publicly announce any intention to effect any transaction specified in clause (a),

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in each case, until the date that is the earlier of (i) one year after the BCA Closing and (ii) the earlier to occur of, subsequent to the BCA Closing, (x) the first date on which the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as equitably adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading-day period commencing at least 150 days after the BCA Closing and (y) the date on which there is consummated a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 6, 2021.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $207,000 in its operating bank account and working capital deficit of approximately $4.3 million.

Through June 30, 2021, the Company’s liquidity needs have been satisfied through a payment of $25,000 of expenses on behalf of the Company by the Sponsor in exchange for the issuance of the Founder Shares, the loan of approximately $181,000 from the Sponsor pursuant to the Note (as defined in Note 4) and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 21, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). On May 10, 2021, TortoiseEcofin Borrower, an affiliate of the Sponsor, agreed to extend to the Company up to $1,000,000 of Working Capital Loans pursuant to a non-interest-bearing promissory note (the “May 2021 Promissory Note”) that is due and payable upon the earlier of the date on which the Company consummates its Initial Business Combination and the effective date of the winding up of the Company. As of June 30, 2021, the Company has borrowed $600,000 of Working Capital Loans pursuant to the May 2021 Promissory Note.

Until the consummation of an Initial Business Combination, the Company will be using the funds not held in the Trust Account for activities related to the completion of the Proposed Business Combination or identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating an Initial Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the liquidation date of September 15, 2022 or, in certain circumstances, December 15, 2022. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $345,016,637 in cash equivalents and $345,000,000 in cash held in the Trust Account as of June 30, 2021 and December 31, 2020, respectively.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. At June 30, 2021 and December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three and six-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants (as defined below) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, since December 31, 2020.  The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 29,194,155 and 28,382,615 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Ordinary Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income from investments held in Trust Account	$8,602	$16,637
Less: Company's portion available to be withdrawn to pay taxes	-	-
Net income attributable to Class A ordinary shares	$8,602	$16,637
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	34,500,000	34,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net income (loss)	$18,837,625	$9,025,403
Net income allocable to Class A ordinary shares	8,602	16,637
Net income (loss) attributable to Class B ordinary shares	$18,829,023	$9,008,766
Denominator: Weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,625,000	8,625,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$2.18	$1.04

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, certain of the Company’s officers and directors or any of their respective affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination is not completed within the Combination Period, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-combination company at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, the Company had no outstanding Working Capital Loans. On May 10, 2021, TortoiseEcofin Borrower entered into the May 2021 Promissory Note with the Company. As of June 30, 2021, the Company has borrowed $600,000 of Working Capital Loans pursuant thereto. Pursuant to the Business Combination Agreement, the Company agreed that it would not convert the indebtedness outstanding thereunder into warrants.

Administrative Services Agreement

Pursuant to an Administrative Services Agreement between the Company and Tortoise Capital Advisors, L.L.C. (“Tortoise Capital Advisors”), dated September 10, 2020 (the “Administrative Services Agreement”), the Company agreed to pay Tortoise Capital Advisors a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the agreement will terminate. During the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in expenses for these services, which is included in administrative expenses – related party on the accompanying unaudited condensed consolidated statement of operations. No amount was due as of June 30, 2021 and December 31, 2020.

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

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Legal Fees Associated with the Initial Public Offering

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of the Initial Business Combination. As of June 30, 2021 and December 31, 2020, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying unaudited condensed consolidated balance sheet.

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

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. DERIVATIVE WARRANT LIABILITIES

As of June 30, 2021 and December 31, 2020, the Company has 8,625,000 and 5,933,333 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On June 30, 2021 and December 31, 2020, there were 34,500,000 Class A ordinary shares issued and outstanding, including 29,194,155 and 28,382,615 Class A ordinary shares subject to possible redemption.

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

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Company entering into the Business Combination Agreement, subject to the closing thereof, the Sponsor and the Initial Shareholders agreed to waive the anti-dilution rights set forth in the Amended and Restated Memorandum and Articles of Association.

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual funds	$345,016,637	$-	$-
Liabilities:
Derivative warrant liabilities	$18,716,250	$-	$12,875,330

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash held in Trust Account	$345,000,000	$-	$-
Liabilities:
Derivative warrant liabilities	$24,610,660	$-	$20,581,480

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between Levels in the three and six months ended June 30, 2021.

Level 1 assets include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, since December 31, 2020. For the three and six months ended June 30, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $20.6 million and $13.6 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

TORTOISE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2020	As of June 30, 2021
Volatility	22.7%	30.0%
Stock price	$10.49	$10.03
Expected life of the options to convert	5.96	5.09
Risk-free rate	0.37%	0.88%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and six months ended June 30, 2021 is summarized as follows:

Level 3- Derivative warrant liabilities at December 31, 2020	$20,581,490
Change in fair value of derivative warrant liabilities	3,424,170
Level 3 -Derivative warrant liabilities at March 31, 2021	$24,005,660
Change in fair value of derivative warrant liabilities	(11,130,330)
Level 3 -Derivative warrant liabilities at June 30, 2021	$12,875,330

NOTE 9. SUBSEQUENT EVENTS

Since June 30, 2021, the Company has borrowed an additional $100,000 of Working Capital Loans resulting in $700,000 of Working Capital Loans outstanding under the May 2021 Promissory Note.

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that, other than contained herein, all such events that would require recognition or disclosure have been recognized or disclosed.

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

The consummation of the transactions contemplated by the Business Combination Agreement is subject to approval of our shareholders and the satisfaction of other customary closing conditions. The Outside Date under (and as defined in) the Business Combination Agreement has been automatically extended to 240 days from 210 days as a result of Volta’s non-delivery of its PCAOB Financial Statements (as defined in the Business Combination Agreement) within the 90-day period following execution of the Business Combination Agreement. The transactions are expected to be completed in the third quarter of 2021. On August 2, 2021, we filed with the SEC a definitive proxy statement/prospectus relating to our Initial Business Combination with Volta.

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

Lock-Up Agreement

In connection with the execution of the Business Combination Agreement, the founders of Volta entered into a Lock-Up Agreement (the “Lock-Up Agreement”) with us and Volta pursuant to which they have agreed, subject to certain customary exceptions, not to:

(a) effect any direct or indirect sale, assignment, pledge, hypothecation, disposition, loan or other transfer, or entry into any agreement with respect to any sale, assignment, pledge, hypothecation, disposition, loan or other transfer, with respect to any shares of Class A Common Stock or Class B Common Stock held by them immediately after the Effective Time, including any shares of Class A Common Stock or Class B Common Stock issuable upon the exercise of options or warrants to purchase shares of Class A Common Stock or Class B Common Stock held by them immediately following the closing of the Proposed Transactions (the “BCA Closing”), or

(b) publicly announce any intention to effect any transaction specified in clause (a),

in each case, until the date that is the earlier of (i) one year after the BCA Closing and (ii) the earlier to occur of, subsequent to the BCA Closing, (x) the first date on which the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as equitably adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading-day period commencing at least 150 days after the BCA Closing and (y) the date on which there is consummated a subsequent liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property.

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

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue to date. Our only activities from inception through the IPO Closing Date related to our formation and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination and the Company’s activities associated with the Proposed Transactions. Although we have not generated operating revenue, we have generated non-operating income in the form of investment income from investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company, as well as costs in the pursuit of our acquisition plans.

For the three months ended June 30, 2021, we had net income of approximately $18.0 million, which consisted of approximately $20.6 million in change in fair value of derivative warrant liabilities and approximately $8,600 in net gain from investments held in the Trust Account, partially offset by approximately $2.7 million in general and administrative expenses and $30,000 in administrative expenses – related party.

For the six months ended June 30, 2021, we had net income of approximately $8.1 million, which consisted of approximately $13.6 million in change in fair value of derivative warrant liabilities and approximately $17,000 in net gain from investments held in the Trust Account, partially offset by approximately $5.4 million in general and administrative expenses and $60,000 in administrative expenses – related party.

Liquidity and Capital Resources

As of June 30, 2021, we had $207,310 in our operating bank account, and working capital deficit of approximately $4.3 million.

Our liquidity needs to date have been satisfied through a payment of $25,000 of expenses on our behalf by our Sponsor in exchange for the issuance of Founder Shares, the loan of approximately $181,000 from our Sponsor pursuant to an unsecured promissory note (the “Note”) and the proceeds from the consummation of the sale of the Private Placement Warrants not held in the Trust Account. We fully repaid the Note on September 21, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). On May 10, 2021, TortoiseEcofin Borrower, an affiliate of our Sponsor, agreed to extend to us up to $1,000,000 of Working Capital Loans pursuant to a non-interest-bearing promissory note (the “May 2021 Promissory Note”) that is due and payable upon the earlier of the date on which we consummate our Initial Business Combination and the effective date of our winding up. As of June 30, 2021 and the date of the filing of this report, there were $600,000 and $700,000, respectively, of Working Capital Loans outstanding under the May 2021 Promissory Note.

Until the consummation of an Initial Business Combination, we will be using the funds not held in the Trust Account for activities related to the completion of our Proposed Transactions or identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating an Initial Business Combination. We will need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern until the liquidation date of September 15, 2022 or, in certain circumstances, December 15, 2022. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

On May 10, 2021, TortoiseEcofin Borrower, an affiliate of our Sponsor, agreed to extend to us up to $1,000,000 of Working Capital Loans pursuant to the May 2021 Promissory Note that is due and payable upon the earlier of the date on which we consummate our Initial Business Combination and the effective date of our winding up. As of June 30, 2021 and the date of the filing of this report, there were $600,000 and $700,000, respectively, of Working Capital Loans outstanding under the May 2021 Promissory Note. Pursuant to the Business Combination Agreement, we agreed not to convert the indebtedness outstanding under the May 2021 Promissory Note into warrants.

Administrative Services Agreement

Pursuant to an Administrative Services Agreement between us and Tortoise Capital Advisors, L.L.C. (“Tortoise Capital Advisors”), dated September 10, 2020 (the “Administrative Services Agreement”), we agreed to pay Tortoise Capital Advisors a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or our liquidation, the agreement will terminate. We incurred $30,000 and $60,000 for expenses in connection with the Administrative Services Agreement for the three and six months ended June 30, 2021, which is reflected in the accompanying condensed statement of operations. No amounts were due as of June 30, 2021.

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

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 8,625,000 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 5,933,333 Private Placement Warrants to TortoiseEcofin Borrower. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with our Initial Public Offering and Private Placement was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model at each measurement date. The fair value of warrants issued in connection with our Initial Public Offering has subsequently been measured based on the listed market price of such warrants, a Level 1 measurement, since December 31, 2020. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, and December 31, 2020, 29,194,155 and 28,382,615 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.

 Net Income Per Ordinary Share

Our condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On September 10, 2020, we entered into an Administrative Services Agreement pursuant to which we have agreed to pay Tortoise Capital Advisors a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or our liquidation, the agreement will terminate.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management's Report on Internal Control Over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on May 6, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation steps taken in response to the material weakness in our internal control over financial reporting described in “Management's Report on Internal Control Over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on May 6, 2021, which included enhancing our system of evaluating and implementing the complex accounting standards that apply to our financial statements. As of June 30, 2021, the Company was still evaluating the effectiveness of the aforementioned remediation steps that have been implemented.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are, and from time to time may become, involved in legal and regulatory proceedings or subject to claims arising in the ordinary course of our business. We are not presently a party to any legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations and financial condition.

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

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39508) filed with the SEC on September 15, 2020).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 2021.

TORTOISE ACQUISITION CORP. II

/s/ Vincent T. Cubbage
Name:	Vincent T. Cubbage
Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Stephen Pang
Name:	Stephen Pang
Title:	Chief Financial Officer
(Principal Financial Officer)