Form 10-Q
period 2021-09-30
Volta Inc.
filed 2021-11-12
CIK 1819584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-439508
Volta Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	99-1550630 (I.R.S. Employer Identification No.)
155 De Haro Street, San Francisco, CA (Address of principal executive offices)	94103 (Zip Code)
(888) 264-2208
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value of $0.0001 per share	VLTA	New York Stock Exchange
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	VLTA WS	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☒ Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had outstanding 152,307,420 shares of Class A common stock, par value $0.0001 per share, and 9,887,185 shares of Class B common stock, par value $0.0001 per share, outstanding as of November 11, 2021.

Volta Inc.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020     3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020    5
Unaudited Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 and 2020    6
Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2021 and 2020    9
Notes to Unaudited Condensed Consolidated Financial Statements     11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

Volta Inc.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which involve substantial risks and uncertainties. These statements reflect the current views of management with respect to future events and our financial performance. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. These factors include the information set forth in Part II, Item 1A, of this Quarterly Report under the heading “Risk Factors,” which we encourage you to carefully read. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Volta Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$331,254	$58,806
Accounts receivable, less allowance for doubtful accounts; $53.2 and $53.2, respectively	8,662	6,150
Inventory	3,867	6,152
Prepaid partnership costs - current	9,692	9,625
Prepaid expenses and other current assets	9,932	921
Total current assets	363,407	81,654
Operating lease right-of-use assets, net	61,570	49,434
Property and equipment, net	82,389	49,358
Notes receivable - employee	—	1,019
Other non-current assets	3	327
Prepaid partnership costs - non-current	415	—
Intangible assets, net	845	—
Goodwill	221	—
Total assets	$508,850	$181,792

LIABILITIES
Current liabilities
Accounts payable	35,864	5,494
Accounts payable - due to related party	—	92
Accrued expenses and other current liabilities	13,898	21,533
Operating lease liability - current portion	9,267	7,484
Deferred revenue	6,928	7,625
Term loans payable - current	19,527	10,323
Warrant liability	37,269	698
Total current liabilities	122,753	53,249
Term loans payable, net of unamortized debt issuance costs and current term loan payable	27,662	40,697
Operating lease liability - non-current portion	47,844	37,146
Other non-current liabilities	6,944	7,004
Total liabilities	$205,203	$138,096

Redeemable convertible Legacy Volta Preferred Stock, $0.0001 par value: 86,845,643 shares authorized; 76,493,917 shares issued and outstanding as of and December 31, 2020. Volta Inc. Preferred Stock, $0.0001 par value: 10,000,000 shares authorized; no shares were outstanding as of September 30, 2021 (aggregate liquidation preference of $0 and $214,719,011 as of September 30, 2021 and December 31, 2020, respectively)	—	182,599

Volta Inc.

Unaudited Condensed Consolidated Balance Sheets

STOCKHOLDERS' (DEFICIT) EQUITY
Common Stock, $0.0001 par value: 400,000,000 and 152,901,000 shares authorized; 161,908,403 and 24,696,437 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	16	1
Additional paid-in capital	584,572	13,233
Accumulated deficit	(280,941)	(152,137)
Total stockholders’ (deficit) equity	303,647	(138,903)
Total liabilities, redeemable convertible Preferred Stock and stockholders’ (deficit) equity	$508,850	$181,792

Volta Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES	(in thousands except share and per share)
Service revenue	$8,058	$4,043	$19,115	$8,907
Product revenue	372	752	670	1,463
Other revenue	60	—	387	706
Total revenues	8,490	4,795	20,172	11,076

COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization shown below)	5,347	4,554	15,087	11,551
Costs of products (exclusive of depreciation and amortization shown below)	528	669	881	1,388
Selling, general and administrative	28,963	8,954	107,172	26,491
Depreciation and amortization	3,116	2,257	7,812	5,251
Other operating (income) expense	203	(13)	1,067	(361)
Total costs and expenses	38,157	16,421	132,019	44,320
Loss from operations	(29,667)	(11,626)	(111,847)	(33,244)

OTHER EXPENSES
Interest expense, net	1,639	2,778	5,030	5,695
Other expense, net	188	97	467	84
Change in fair value of warrant liability	11,554	(3)	11,436	(14)
Total other expenses	13,381	2,872	16,933	5,765
LOSS BEFORE INCOME TAXES	(43,048)	(14,498)	(128,780)	(39,009)

Income tax expense	—	19	24	23
NET LOSS	$(43,048)	$(14,517)	$(128,804)	$(39,032)

Weighted-average Class A common stock outstanding, basic and diluted (Note 13 - Net Loss Per Share)	65,923,212	1,575,462	27,998,369	1,573,563
Net loss per Class A common stock, basic and diluted (Note 13 - Net Loss Per Share)	$(0.58)	$(1.56)	$(3.48)	$(4.19)
Weighted-average Class B common stock outstanding, basic and diluted (Note 13 - Net Loss Per Share)	8,481,143	7,733,885	8,998,756	7,733,885
Net loss per Class B common stock, basic and diluted (Note 13 - Net Loss Per Share)	$(0.58)	$(1.56)	$(3.48)	$(4.19)

Volta Inc.

Unaudited Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Deficit

Three Months Ended September 30, 2020	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount	Shares	Amount
Balances at June 30, 2020	55,065	$75,608	13,194	$—	$6,693	$(106,096)	$(99,403)
Beneficial conversion feature in convertible promissory notes	—	—	—	—	815	—	815
Issuance of common stock upon exercise of options (vested)	—	—	4	—	3	—	3
Stock-based compensation expense - options	—	—	—	—	341	—	341
Net loss	—	—	—	—	—	(14,517)	(14,517)
Balances at September 30, 2020	55,065	$75,608	13,198	$—	$7,852	$(120,613)	$(112,761)

Nine Months Ended September 30, 2020	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount	Shares	Amount
Balances at December 31, 2019	55,065	$75,608	13,186	$—	$5,542	$(81,581)	$(76,039)
Beneficial conversion feature in convertible promissory notes	—	—	—	—	1,192	—	1,192
Issuance of Class B common stock warrants - related party	—	—	—	—	291	—	291
Issuance of common stock upon exercise of options	—	—	12	—	7	—	7
Stock-based compensation expense - options	—	—	—	—	820	—	820
Net loss	—	—	—	—	—	(39,032)	(39,032)
Balance at September 30, 2020	55,065	$75,608	13,198	$—	$7,852	$(120,613)	$(112,761)

Volta Inc.

Unaudited Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Deficit

Three Months Ended September 30, 2021	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount	Shares	Amount
Balances at June 30, 2021	81,216	$210,030	32,981	$3	$62,340	$(237,893)	$(175,550)
Reverse recapitalization	(81,216)	(210,030)	81,216	8	210,030	—	210,038
TAC shares recapitalized, net of redemptions and equity issuance costs	—	—	48,907	5	323,018	—	323,023
Transaction costs related to reverse recapitalization	—	—	—	—	(8,307)	—	(8,307)
Recognition of exercise of options, net of forfeiture of shares, upon settlement of promissory notes	—	—	(1,869)	—	(9,272)	—	(9,272)
Issuance of common stock upon exercise of options	—	—	231	—	208	—	208
Issuance of common stock upon net exercise of warrant	—	—	442	—	1,944	—	1,944
Stock-based compensation expense - options	—	—	—	—	4,611	—	4,611
Net loss	—	—	—	—	—	(43,048)	(43,048)
Balances at September 30, 2021	—	$—	161,908	$16	$584,572	$(280,941)	$303,647

Nine Months Ended September 30, 2021	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount	Shares	Amount
Balances at December 31, 2020	76,494	$182,599	24,696	$1	$13,233	$(152,137)	$(138,903)
Issuance of Series D Preferred Stock	4,722	13,721	—	—	—	—	—
Issuance of Series D Preferred Stock - related party	—	15,000	—	—	—	—	—
Issuance Costs - Series D	—	(1,290)	—	—	—	—	—
Issuance of restricted stock awards - related party	—	—	6,917	1	40,236	—	40,237
Reverse recapitalization	(81,216)	(210,030)	81,216	8	210,030	—	210,038
TAC shares recapitalized, net of redemptions and equity issuance costs	—	—	48,907	5	323,018	—	323,023

Volta Inc.

Unaudited Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Deficit

Transaction costs related to reverse recapitalization	—	—	—	—	(8,307)	—	(8,307)
Recognition of exercise of options, net of forfeiture of shares, upon settlement of promissory notes	—	—	(1,869)	—	(9,272)	—	(9,272)
Issuance of common stock upon exercise of options	—	—	1,235	1	1,294	—	1,295
Issuance of common stock upon net exercise of warrant	—	—	442	—	1,944	—	1,944
Stock-based compensation expense - options	—	—	—	—	11,175	—	11,175
Exercise of common stock warrants - related party	—	—	182	—	1	—	1
Issuance of common stock for acquisition of 2Predict	—	—	182	—	1,220	—	1,220
Net loss	—	—	—	—	—	(128,804)	(128,804)
Balance at September 30, 2021	—	$—	161,908	$16	$584,572	$(280,941)	$303,647

Volta Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash flows from operating activities
Net loss	$(128,804)	$(39,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in the carrying amount of ROU assets	3,211	1,804
Depreciation and amortization	7,812	5,251
Stock-based compensation	51,411	818
Amortization of debt issuance costs	252	(9,001)
Non-cash interest expense	—	(496)
Revaluation of warrant liability to estimated fair value	11,436	(14)
Expenses related to invoices in dispute	624	—
Loss on abandonment of property and equipment	542	—
Changes in operating assets and liabilities:
Accounts receivable	(2,510)	7,099
Inventory	2,285	1,232
Prepaid expenses and other current assets	(8,914)	(893)
Prepaid partnership costs	(1,941)	(4,613)
Operating lease right-of-use asset	(14,699)	(10,895)
Other non-current assets	324	239
Accounts payable	30,371	(20,217)
Due to related party	(92)	45
Accrued expenses and other current liabilities	(7,506)	16,466
Deferred revenue	(697)	3,182
Lease incentive liability	(39)	(16)
Operating lease liability	12,482	9,471
Other noncurrent liabilities	504	(4,189)
Net cash used in operating activities	(43,948)	(43,759)

Cash flows from investing activities
Purchase of property and equipment	(41,470)	(12,753)
Capitalization of internal-use software	422	—
Incentive lease obligation	—	605
Acquisition of 2Predict	(200)	—
Net cash used in investing activities	(41,248)	(12,148)

Cash flows from financing activities
Due from employees for taxes paid on partial recourse notes	(8,340)	—
Proceeds from issuance of Class B Common Stock warrants	—	291
Proceeds from issuance of Series D Preferred Stock	28,721	—
Proceeds from issuance of Series D-1 convertible notes	—	20,205
Proceeds from issuance of Series D-1 convertible notes -related party	—	9,800

Volta Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Proceeds from issuance of long term debt	—	22,042
Payments of long term debt	(4,084)	—
Proceeds from PPP loan	—	3,193
Proceeds from exercise of stock options	1,296	5
Payment of issuance costs related to Series D and D-1 Preferred Stock	(1,290)	—
Proceeds from financing activity	—	445
Payment of financing activity principal	(452)	(223)
Proceeds from reverse recapitalization and PIPE Financing	350,100	—
Payment of transaction costs related to reverse recapitalization	(8,307)	—
Net cash provided by financing activities	357,644	55,758

Net increase (decrease) in cash, cash equivalents, and restricted cash	272,448	(149)
Cash, cash equivalents, and restricted cash, beginning of period	58,806	10,758
Cash, cash equivalents, and restricted cash, end of period	$331,254	$10,609

Supplemental disclosures of cash flow information
Cash paid for interest	$4,649	$870

Non-cash investing and financing activities
Conversion of redeemable convertible Preferred Stock into common stock in connection with the reverse recapitalization	210,030	—
Beneficial conversion feature related to convertible notes	—	1,192
Transaction costs not yet paid	1,847	—
Cashless exercise of Legacy Volta Preferred Stock warrants	1,944	—
Forfeiture of shares to settle promissory notes collateralized to common stock	9,272	—
Initial recognition of operating lease right-of-use asset	14,860	10,895
Initial recognition of operating lease liability	14,211	10,337
Class B Common Stock warrants issued in satisfaction of services rendered	—	291
Issuance of Common Stock in a reverse recapitalization	1,221	—
Fair value of 2Predict assets acquired	1,200	—

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Description of Business
Volta Inc. is a holding company for its wholly-owned subsidiaries, Volta Charging Industries, LLC, Volta Charging, LLC, Volta Charging Services, LLC, and Volta Media, LLC (inactive) (collectively, the “Company” or “Volta”). The Company is headquartered in San Francisco, California. The Company operates a network of smart media-enabled charging stations for electric vehicles across the United States (“U.S.”). In addition, the Company utilizes the network to decarbonize the transportation sector and accelerate electric vehicle adoption by providing sponsored or pay-to-use charging to drivers. Revenue is derived primarily by selling paid content on the media-enabled charging station network and selling, installing and maintaining charging stations.

On August 26, 2021 ("Closing Date"), Tortoise Acquisition Corp. II (“TortoiseCorp II”) consummated the previously announced mergers, (the “reverse recapitalization”) contemplated by the Business Combination Agreement and Plan of Reorganization, dated as of February 7, 2021 (the "Business Combination Agreement"), by and among TortoiseCorp II, SNPR Merger Sub I, Inc., SNPR Merger Sub II, LLC, and Volta Industries, Inc. ("Legacy Volta"). On the Closing Date, and in connection with the closing of the Business Combination Agreement (the "Closing"), TortoiseCorp II was renamed Volta Inc. and began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "VLTA". The Company's public warrants also trade on the NYSE under the ticker symbol "VLTA WS".

On March 25, 2021, the Company formed a new wholly-owned subsidiary, Volta Canada Inc.

On April 13, 2021, the Company formed two new, wholly-owned subsidiaries, Volta Charging Germany GmbH and Volta France SARL.

In April 2021, the Company entered into and executed an acquisition agreement with 2Predict, Inc., pursuant to which the seller agreed to sell certain assets to the Company. The assets purchased consist primarily of intellectual property. The purchase price consisted of: (i) cash consideration of $0.2 million, and (ii) equity consideration of 150,134 shares of Legacy Volta Class B Common Stock.

Substantially all of the Company’s operations and assets are located in the U.S., and all of its revenues are attributable to customers located in the U.S.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and include the accounts and operations of Volta Inc. and its wholly-owned subsidiaries. Volta Charging, LLC is the primary operating subsidiary of the Company. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant items subject to management’s estimates and assumptions include, but are not limited to, assumptions underlying the determination of the stand-alone selling prices for performance obligations within revenue arrangements, allowance for doubtful accounts, inventory valuation, stock-based compensation, tax valuation allowance, valuation and recognition of warrants, incremental borrowing rate for right-of-use ("ROU") assets and lease liabilities, lease term, the valuation and useful lives of property and equipment, goodwill and intangibles, and the valuation of assets acquired and liabilities assumed for reverse recapitalization.

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company believes that the estimates and judgments upon which it relies are reasonable based upon information available to the Company at the time that these estimates and judgments are made. The Company periodically evaluates such estimates and adjusts prospectively based upon such periodic evaluation. Actual results could differ materially from those estimates using different assumptions or under different conditions.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Cash, cash equivalents, and restricted cash

Cash and cash equivalents include on-demand deposits with banks and a mutual fund, respectively, for which cost approximates the fair value. Restricted cash as of September 30, 2021 includes $0.1 million held in escrow related to payments to contractors.

Accounts receivable and allowance for doubtful accounts

Accounts receivable primarily includes amounts related to receivables from our sales of media, site partnerships, and installation of stalls and stations. We provide an allowance against accounts receivable for the amount we expect to be uncollectible. We write-off accounts receivable against the allowance when they are deemed uncollectible.

Unbilled receivables result from amounts recognized as revenues but not yet invoiced as of the condensed consolidated balance sheet date. As of September 30, 2021 and December 31, 2020, the company had $0.8 million and $0.8 million, respectively, in unbilled receivables related to network development revenue, which are included in the accounts receivable balance.

Concentration of risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is held on deposit with high-credit quality financial institutions. Such deposits may at times exceed federally insured limits. The Company has not experienced losses in such amounts or accounts.

As of September 30, 2021, two customers accounted for 45.4% and 10.9% of the Company's accounts receivable balance, respectively. As of December 31, 2020, one customer accounted for 59.5% of the Company's accounts receivable balance. For the three months ended September 30, 2021, two customers accounted for 39.5% and 12.2% of the Company's revenue, respectively. For the nine months ended September 30, 2021, two customers accounted for 29.1% and 11.7% of the Company's revenue, respectively. For the three months ended September 30, 2020, two customers accounted for 52.9% and 24.1% of the Company's revenue, respectively. For the nine months ended September 30, 2020, two customers accounted for 48.2% and 14.8% of the Company's revenue, respectively. Revenue generated by these customers arises from a portfolio of contracts with multiple, separate, legal entities. The Company mitigates concentration risk as all contracts are executed with these separate, legal entities.

As of September 30, 2021, one supplier accounted for 10.5% of the Company's accounts payable orders. As of December 31, 2020, one supplier accounted for 19.5% of the Company's accounts payable orders. The Company mitigates concentration risk by maintaining contracts and agreements with alternative suppliers and is actively expanding its supplier network.

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. The cost of maintenance and repairs is expensed as incurred, and expenditures that extend the useful lives of assets are capitalized. Property and equipment are depreciated and amortized using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term, ranging from two to five years.

Asset	Useful Lives (In Years)
Charging stations and digital media screens	5-10
Capitalized research and development equipment	5
Computers and equipment	3-5
Furniture	5
Leasehold improvements	2-5
Internal-use software	0.5

Construction in progress includes all costs capitalized related to projects, primarily related to in-process engineering activities and installation of assets that have yet to be placed in service. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the condensed consolidated balance sheets, and any resulting gain or loss is reflected in the condensed consolidated statements of operations and comprehensive loss in the period realized.

Impairment of long-lived assets and intangibles

Intangible assets with finite lives are amortized over their useful lives and reported net of accumulated amortization. The Company evaluates its long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Although the Company has accumulated losses, the Company believes that the future cash flows will be sufficient to exceed the carrying value of the Company’s long-lived and intangible assets. As of September 30, 2021 and December 31, 2020, the Company determined that no events or changes in circumstances existed that would otherwise indicate any impairment of its long-lived or intangible assets.

Goodwill

Goodwill is evaluated for impairment at the end of each fiscal year or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then the goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, an impairment loss is recognized in an amount equal to the difference. There was no impairment of goodwill for the three months ended September 30, 2021.

Leases

The Company determines if an arrangement contains a lease at inception. The Company recognizes an ROU asset and a lease liability at the lease commencement date for operating leases with terms greater than 12 months. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. The initial measurement of ROU assets is comprised of

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

the initial amount of the lease liability, adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received. ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus any initial direct costs, plus (less) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate as the Company generally cannot determine the implicit rate because it does not have access to the lessor's residual value or the amount of the lessor's deferred initial costs. The incremental borrowing rate is the interest rate the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

Lease terms include the noncancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

Variable lease payments associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are recognized in other operating (income) expenses in the condensed consolidated statement of operations and comprehensive loss.

The Company identifies separate lease and non-lease components within the contract. Non-lease components primarily include payments for electricity reimbursements made to the landlord. The Company has elected the practical expedient to combine lease and non-lease payments and account for them together as a single lease component, which increases the amount of the Company's ROU assets and lease liabilities.

In April 2020, the Financial Accounting Standards Board ("FASB") provided for an optional practical expedient that simplifies how a lessee accounts for rent concessions that are a direct consequence of the COVID-19 pandemic. The practical expedient provides that, for eligible leases, the lessee may choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract. Instead, lessees may account for COVID-19 related rent concessions either (i) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract or (ii) as a lease modification. Eligible leases are those for which the concession is COVID-19 related and the changes to the lease do not result in a substantial increase to the rights of the lessor or the obligations of the lessee. The Company has elected to apply the practical expedient for all eligible lease modifications, resulting in the rent concession being recorded as a negative variable lease cost and recognized in the condensed consolidated statement of operations and comprehensive loss in that period.

Equity issuance costs

For the nine months ended September 30, 2020, the Company raised $9.5 million through sales of Legacy Volta Series D Preferred Stock resulting in $0.3 million of equity issuance costs, paid as Legacy Volta Class B Common Stock warrants. During the nine months ended September 30, 2021, the Company had raised $129 million through sales of Legacy Volta Series D and Legacy Volta D-1 Preferred Stock, resulting in $4.5 million of equity issuance costs, of which $3.8 million was paid in cash and $0.7 million was paid as Legacy Volta Class B Common Stock warrants. As a part of the Closing all Legacy Volta Series D and Legacy Volta D-1 Preferred Stock were converted to Class A Common Stock and Legacy Volta Class B Common Stock were converted to Class A Common Stock of Volta Inc. (Note 12 - Stockholders’ (Deficit) Equity And Stock-Based Compensation).

Stock warrants

The Company’s Common Stock warrants are freestanding warrants that were issued by Legacy Volta in connection with certain debt and equity financing transactions ("Legacy Volta Warrants"). At the Closing, the Legacy Volta Warrants were converted into warrants to purchase Volta Class A Common Stock ("Converted Warrants"). The

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Converted Warrants are classified as equity instruments at the grant date fair value calculated using the OPM Back solve approach and are not subject to revaluation at the condensed consolidated balance sheet date. Additionally, TortoiseCorp II sold warrants as a part of the units in TortoiseCorp's initial public offering of units, which closed on September 15, 2020 (the "IPO") (the "Public Warrants") and issued warrants to TortoiseEcofin Borrower, LLC ("Tortoise Borrower") in a private placement simultaneously with the closing of the IPO (the "Private Warrants"). As the Public Warrants and Private warrants do not meet the criteria for equity treatment, they are recorded as liabilities on the condensed consolidated balance sheets. Accordingly, the Company classifies the Private Warrants and Public Warrants as liabilities and records them at fair value.

Revenue recognition

ASC 606

Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process, (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price, and (v) recognize revenue when or as the Company satisfies a performance obligation.

The Company generally considers a sales contract and/or agreement with an approved purchase order as a customer contract provided that collection is considered probable, which is assessed based on the creditworthiness of the customer. The Company combines contracts with a customer if contracts are entered into at or near the same time with the same customer and are negotiated with a single commercial substance or contain price dependencies. As it enters contracts with customers, the Company evaluates distinct goods and services promised in the contract to identify the appropriate performance obligations. The performance obligations include advertising services, charging stations, which include Level 2 ("L2") or Direct Current Fast Charging ("DCFC") stations, installation services, operation and maintenance services, installed infrastructure, regulatory credits and Software-as-a-Service ("SaaS"). The Company generally contracts with customers at fixed amounts and has not experienced significant returns or price concessions and discounts. To the extent the Company is entitled to variable consideration on the sale of goods or services, it will estimate the amount it expects to collect as part of the transaction price provided it is probable that a significant reversal of revenue will not occur when the uncertainty related to variable consideration is resolved.

When a contract contains multiple performance obligations, the Company allocates the transaction price to each performance obligation using the relative standalone selling price (“SSP”) method. The determination of SSP is judgmental and is based on the price the Company would charge for the same good or service if it were sold separately in a standalone sale to similar customers in similar circumstances. As the charging stations, installation and operation and maintenance services are never sold separately, the Company utilizes an expected cost plus a margin approach to determine the SSP of each of the separate performance obligations. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

Disaggregation of revenue

The Company's operations represent a single operating segment based on how the Company and its Chief Operating Decision Maker ("CODM") manages its business. The Company disaggregates revenue by major category in the table below based on what it believes are the primary economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows from these customer contracts.

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	(in thousands)
Behavior and Commerce	$7,360	$2,214	$17,373	$4,181
Network Development	1,071	2,581	2,412	6,189
Charging Network Operations	(1)	—	—	706
Network Intelligence	60	—	387	—
Total revenues	$8,490	$4,795	$20,172	$11,076

Behavior and commerce

Behavior and Commerce revenue is generated by displaying paid media content on the Company's network of media-enabled charging stations. National and regional businesses pay for content either directly or through their relationships with advertising agencies, based on the number of impressions delivered over the contract term, which is typically less than one year. Behavior and Commerce revenue is recognized ratably over time as the impressions are displayed on media-enabled charging stations over the contract term. The Company typically bills customers in advance on a monthly basis, and payments are typically due within one month after content delivery. Behavior and Commerce revenue is recorded in service revenue in the condensed consolidated statements of operations and comprehensive loss.

Network development

Network Development revenue consists of revenue generated through installation services, operation and maintenance services offered over the contract term (generally a 10-year term), installed infrastructure for utility companies and charging station products. Revenue from installation services is recognized over time using an input method based on costs incurred to measure progress toward complete satisfaction of the performance obligation. Revenue from operation and maintenance services is recognized ratably over the term of the arrangement as the services are performed. Revenue from the sale of installed infrastructure is recognized at a point in time when control of the installed infrastructure is transferred to the customer. Revenue from charging stations is recognized at the point in time when control of the charging station is transferred to the customer, which is typically when the charging station is delivered at the designated customer site.

If the arrangement contains a lease, it is accounted for in accordance with Accounting Standards Codification ("ASC") 842, Leases. In some arrangements, the Company has executed a sale and leaseback of the digital media screens (sale leaseback) and has also acquired the right to control the use of the location to advertise over a set term (location lease) (see Note 10 - Debt Facilities). During the construction phase, the Company does not control the underlying asset on the customer’s property. As the leaseback qualifies as a financing arrangement, the Company will not record a sale for accounting purposes of the digital media screen and will depreciate that asset over its useful life. For contractual payments that do not exceed the fair value of the location lease obligation, the Company records a lease liability and an associated right-of-use asset based on the discounted lease payments. In some instances, the Company may receive a lease incentive from the lessor which is recorded as a reduction to the right-of-use asset.

The determination of the transaction price for Network Development revenue may require judgment and can affect the amount and timing of revenue. The transaction price is based on the consideration that the Company expects to be entitled to for providing the Network Development products and services on a standalone basis. Almost all of the transaction price is based on fixed cash consideration received from customers. The transaction price is allocated between lease and non-lease components based on a relative-selling price basis. However, in arrangements where the Company pays consideration to a customer for a distinct good or service, the consideration payable to a customer is limited to the fair value of the distinct good or service received by the customer. If the contractual payments for

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

the location lease of this arrangement are in excess of fair value, then the Company will estimate the excess contractual payments over fair value and record that amount as a reduction to the transaction price in the arrangement. The reduction to transaction price for consideration payable to a customer is recognized at the later of when the Company pays or promises to pay the consideration or when the Company recognizes the related revenue for the transferred products and services. The Company reduced the transaction price and recognized consideration payable to a customer of $0.1 million and $64.1 thousand for the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company typically bills the customer upon contract inception for charging stations and installation services and bills the customer on a quarterly basis for operation and maintenance services. Payments are typically due within one month after billing. Revenue generated through installation services, operation and maintenance services and installed infrastructure is recorded in service revenue in the condensed consolidated statements of operations and comprehensive loss. Revenue generated through charging station products is recorded in product revenue in the condensed consolidated statements of operations and comprehensive loss.

Charging network operations

Charging Network Operations revenue correlates to usage of stations, and are currently, primarily generated by selling regulatory credits or Low Carbon Fuel Standard credits to other regulated entities. The Company recognizes revenue from regulatory credits at the point in time when the regulatory credits are sold to the customer. Costs associated Charging Network Operations is comprised of a minor amount of personnel-related costs which is presented in selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss. Charging Network Operations revenue is recorded in other revenue in the condensed consolidated statements of operations and comprehensive loss.

Network intelligence

Network Intelligence revenue is generated through the delivery of SaaS to the customer. The Company recognizes Network Intelligence revenue ratably over the contract term on a time-elapsed basis as the SaaS is performed. Network Intelligence revenue is recorded in other revenue in the condensed consolidated statements of operations and comprehensive loss. A majority of costs associated with Network Intelligence revenue qualify as internal use software and are capitalized and recorded within property and equipment, net on the condensed consolidated balance sheets.

Practical expedient and policy elected

The Company utilized the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component if the Company generally expects, at contract inception, that the period between when the Company transfers control of the promised good or service and when the Company receives payment from the customer is within one year or less. At contract inception, the Company expects to complete installation and transfer control of media-enabled charging stations to customers and receive payment within one year of contract execution. The Company generally expects to fulfill media campaigns and receive payment for advertising sales within one year.

The Company has elected to present revenue net of sales taxes remitted to government authorities.

Remaining performance obligations

Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that is expected to be recognized as revenue

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

in future periods and excludes the performance obligations that are subject to cancellation terms. The remaining performance obligations related to advertising services, the sale of media-enabled charging stations, installation services and SaaS are expected to be recognized as revenue within the next twelve months and are recorded within deferred revenue on the condensed consolidated balance sheets. The unbilled amount was $0.8 million as of September 30, 2021 and December 31, 2020. The total remaining performance obligations, excluding advertising services contracts that have a duration of one year or less, was $22.0 million and $24.4 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, the Company expects to recognize approximately 37.4% of its remaining performance obligations as revenues in the next twelve months, and the remainder thereafter.

Deferred revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the sale of media-enabled charging stations, installation and operation and maintenance services and is recognized as revenue upon transfer control or as services are performed. The Company generally invoices customers in advance or in milestone-based installments. Revenue recognized for the three months ended September 30, 2021 and 2020 that was included in the deferred revenue balance as of June 30, 2021 and 2020 was $0.8 million and $2.3 million, respectively. Revenue recognized for the nine months ended September 30, 2021 and 2020 that was included in the deferred revenue balance as of December 31, 2020 and 2019 was $1.8 million and $4.1 million, respectively. As of September 30, 2021, deferred revenue related to such customer payments amounted to $7.1 million, of which $6.9 million is expected to be recognized during the succeeding twelve-month period and is therefore presented as current.

Costs to obtain a contract with a customer

The Company elected to apply the practical expedient available under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, to not capitalize incremental costs of obtaining a contract, such as sales commissions, if the amortization period is less than one year. Commissions paid for certain sales of advertising are expensed as incurred because the amortization period would have been one year or less as the majority of media campaigns are scheduled to run less than one year.

Sales commissions are also paid for obtaining a network development contract with a site host that purchases media-enabled charging stations and related services. As the typical contract term for these agreements exceeds one year, the Company does not apply this practical expedient. Sales commissions that are considered incremental and recoverable costs of obtaining a contract with a customer are capitalized and included in prepaid expenses and other current assets and other non-current assets on the condensed consolidated balance sheets. The deferred costs are then amortized over the period of benefit consistent with the transfer of the goods and services to the customer to which the asset relates and is included in selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss.

The ending balances of assets recognized from costs of obtaining a contract with a customer were $44.6 thousand and $0.1 million included in prepaid expenses and other current assets as of September 30, 2021 and December 31, 2020, respectively, and $0.3 million included in other non-current assets as of September 30, 2021 and December 31, 2020. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $11.2 thousand and $0.2 million for the three months ended September 30, 2021 and 2020, respectively and $0.1 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. The Company did not recognize any contract cost impairment losses for the three and nine months ended September 30, 2021 and 2020.

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Cost of revenues (excluding depreciation and amortization)

Costs of services

Costs of services consist of costs attributable to the Network Development revenues and Behavior and Commerce revenue. Costs associated with Network Development consist of costs associated with providing installation, operations and maintenance services, including personnel-related costs associated with delivering services, such as salaries and benefits, and costs to install infrastructure for utility companies. Costs associated with Behavior and Commerce revenue consists of costs associated with providing advertising services, including related rental payments on location leases for the advertising displays, for charging sites, station electricity, and labor costs directly related to service revenue-generating activities.

Cost of products

Cost of products consists primarily of hardware cost and shipping cost. Hardware cost primarily relates to L2 and DCFC stations which includes the cost of station chassis, the electric vehicle chargers, routers, and computers.

Advertising expenses

The Company expenses advertising expenses as they are incurred. Advertising expenses for the three months ended September 30, 2021 were $0.4 million, and none were recognized for the three months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, advertising expenses were $0.6 million and $0.2 million, respectively, and are included in selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss. The Company does not capitalize any advertising expenses.

COVID-19 impact

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic will continue to have a negative impact on the operations and customers of the Company. The impact on the business and the results of operations included decreased customer demand for advertising space due to the decrease in foot traffic at the site hosts as consumers were subject to shelter-in-place orders around the United States, as well as the temporary halting of construction activities of the media-enabled charging stations. In addition, the ability of the employees and the suppliers' and customers' employees to work may be impacted by individuals contracting or being exposed to COVID-19, which may significantly hamper the operations. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets, or a material change in the estimate of any contingent amounts recorded in the condensed consolidated balance sheet as of September 30, 2021. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic. The condensed consolidated financial statements reflect estimates and assumptions made by management as of September 30, 2021 and management continues to monitor the potential impact. Events and changes in circumstances arising after September 30, 2021, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods. The Company applied for a loan under the Small Business Administration (“SBA”) Paycheck Protection Program ("PPP") of the Coronavirus Aid, Relief and Economic Security Act of 2020 (“CARES Act”). In April 2020, the Company received loan proceeds of $3.2 million under the SBA PPP of the CARES Act (see Note 10 - Debt Facilities).

Recent accounting pronouncements

Recently adopted accounting pronouncements

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by, among other things, eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted the new standard on January 1, 2021. The adoption of this new standard did not have a significant effect on the condensed consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU was subsequently amended by ASU No. 2018-19, ASU No. 2019-05 and ASU No. 2019-10. The guidance amended reporting requirements for credit losses for assets held at amortized cost basis and available-for-sale debt securities. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. ASU No. 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years. If the Company were to lose EGC status in 2021, the standard would be effective for the fiscal year beginning after December 15, 2021. The Company has not yet determined the potential effects of this ASU on its condensed consolidated financial statements.

Note 3 - Liquidity

The Company's condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2021, the Company incurred a net loss of $128.8 million and had negative cash flows from operating activities of $43.9 million. As of September 30, 2021, the Company had an accumulated deficit of $280.9 million and cash of $331.3 million.

In the quarter ended June 30, 2020, the Company’s revenues declined due to COVID-19. Customer demand for advertising space declined due to the decrease in foot traffic at the Company's site hosts as consumers were subject to shelter-in-place orders around the United States. Productivity and capital expenditures decreased as construction activities of the media-enabled charging stations were temporarily halted due to the shelter-in-place orders.

In response, management implemented several plans to mitigate the impact of COVID-19 on the Company’s financial performance, including operating cost containment measures, payroll reductions, realignment of its commissions structure, reduced capital expenditures, re-prioritization of high-value and essential sites, and raising capital through debt and equity transactions. Most of the Company's media-enabled charging stations are located in close proximity to essential businesses, positioning the Company for recovery as shelter-in-place orders lift and consumers gradually return to in-person shopping. There are inherent uncertainties associated with predicting consumer behavior, particularly after the effects of COVID-19. Trends may or may not improve based on mitigating plans implemented by management.

In April 2020, the Company received loan proceeds of $3.2 million under the PPP of the CARES Act as administered by the U.S. SBA (see Note 10 - Debt Facilities). Although the Company received full forgiveness for the PPP loan, as the entire amount was used for eligible expenses under the program, the Company repaid the entire loan balance of $3.2 million on October 12, 2021 (see Note 18 - Subsequent Events).

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Legacy Volta entered into a Business Combination Agreement with Tortoise Acquisition Corp. II. on February 7, 2021 and following the Closing began trading on the New York Stock Exchange (NYSE) (see Note 1 - Description of Business). The Company believes that its cash and cash equivalents balance as of September 30, 2021 provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying unaudited condensed consolidated financial statements.

Note 4 - Acquisitions

On April 21, 2021, the Company completed its acquisition of 2Predict, Inc. ("2Predict"), a Delaware corporation, from Praveen Mandal, the Company’s Chief Technology Officer. 2Predict uses artificial intelligence (“AI”) techniques to run next-level analytics on large data sets. 2Predict's data scientists provide advanced machine learning solutions and will continue to assist in developing Volta’s technology. The purchase price was $1.4 million, comprising $0.2 million cash and 150,134 issued shares of Legacy Volta Class B Common Stock valued at $8.13 per share, or $1.2 million, paid on the acquisition date.

The acquisition of 2Predict was accounted for as a Business Combination according to ASC 805-10, Business Combinations. This method requires, among other things, that assets acquired and liabilities assumed in a Business Combination be recognized at their fair values as of the acquisition date.

The Company recorded net assets acquired of $1.4 million, including definite-lived intangible assets of $1.2 million and goodwill of $0.2 million. Definite-lived intangible assets primarily consist of intellectual property of 2Predict, for which the weighted-average useful life is 1.5 years. Goodwill is primarily attributed to the future economic benefits arising from assets acquired that could not be individually identified and separately recognized, such as assembled workforce.

The results of operations of 2Predict are included in the accompanying condensed consolidated statements of operations from the date of acquisition.

Note 5 - Immaterial Correction of An Error

In September 2021, the Company revised its condensed consolidated statements of operations and comprehensive loss and condensed consolidated balance sheets to reflect the correction of immaterial errors for the years ended December 31, 2019 and 2020, and the quarter ended March 31, 2021. The corrections to hardware costs of products sold and media panel fixed assets within the property and equipment, net caption is attributable to clerical errors.

As of December 31, 2019 and 2020, and March 31, 2021, respectively, the correction to media panel fixed assets resulted in a $1.1 million, $1.8 million, and $0.1 million decrease in costs of products (exclusive of depreciation and amortization) with a corresponding cumulative increase in property and equipment, net of $3.0 million. These corrections to property and equipment, net and comprehensive loss are attributable to clerical errors related to the number of stations sold to customers subject to failed-sale accounting.

Pursuant to ASC 250, Accounting Changes and Error Corrections issued by the and Staff Accounting Bulletin 99, Materiality (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial to all periods. The correction was recorded as part of the activity within the condensed consolidated statements of operations and comprehensive losses and the condensed consolidated balance sheets for the years ended December 31, 2020 and 2019, and quarter ended March 31, 2021 as reflected herein. Adjustment resulting from these error corrections had an immaterial impact on the Company’s previously reported net loss, net loss per share, total assets, total liabilities and stockholder’s deficit.

Note 6 - Reverse Recapitalization

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As discussed in Note 1 - Description of Business, on the Closing Date, Volta Inc. (formerly TortoiseCorp II) consummated the reverse recapitalization and Legacy Volta received proceeds of $350 million. The proceeds included $300 million in proceeds from certain accredited investors that agreed to purchase 30,000,000 shares of Volta Class A Common Stock in a private placement in connection with the reverse recapitalization (the "PIPE Financing"), and is net of $242 million in redemptions from issuance of common stock upon the Closing and includes $61.0 million of transaction costs of which $8.3 million was paid by Legacy Volta as of September 30, 2021. These transaction costs consist of legal, accounting, and other professional services directly related to the reverse recapitalization. These one-time direct and incremental transaction costs incurred by the Company were recorded based on the activities to which the costs relate and the structure of the transaction; cost relating to the issuance of equity is recorded as a reduction of the amount of equity raised, presented in additional paid in capital, while all costs related to the warrants were estimated and charged to expense. The cash outflows related to these costs were presented as financing activities on the Company’s condensed consolidated statement of cash flows. On the Closing Date, each holder of Legacy Volta’s Class A common stock received approximately 1.2135 shares of Volta's Class B common stock, par value $0.0001 per share, and each holder of Legacy Volta’s Class B common stock received approximately 1.2135 shares of the Company’s Class A common stock, par value $0.0001 per share. See Note 11 - Warrants, and Note 12 - Stockholders’ (Deficit) Equity And Stock-Based Compensation for additional details of the Company’s stockholders’ equity prior to and subsequent to the reverse recapitalization.

All equity awards of Legacy Volta~~.~~ were assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class A or Class B common stock based on an exchange ratio of approximately 1.2135.

Each Public Warrant and Private Warrant was unexercised at the time of the reverse recapitalization and was assumed by the Company and represents the right to purchase shares of the Company’s Class A common stock. Refer to Note 11 - Warrants for additional detail.

The reverse recapitalization was accounted for with Legacy Volta as the accounting acquirer and TortoiseCorp II as the acquired company for accounting purposes. Legacy Volta was determined to be the accounting acquirer since Legacy Volta’s stockholders prior to the reverse recapitalization had the greatest voting interest in the combined entity, Legacy Volta comprises all of the ongoing operations and Legacy Volta’s senior management directs operations of the combined entity. Accordingly, all historical financial information presented in the condensed consolidated financial statements represents the accounts Legacy Volta and its wholly owned subsidiaries. Net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Volta, Inc.

Note 7 - Fair Value Measurements

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the fair value measurements. All of the Company's cash and cash equivalents are classified within Level 1 as they are valued using quoted market prices or alternative pricing sources. The Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market. The senior secured term loan and PPP loan and are classified within Level 2 as they are valued using market-based risk measurements that are indirectly observable, such as credit risk. Legacy Volta Preferred Stock warrant liabilities and the Private Warrants are classified within Level 3. The Preferred Stock warrant liabilities are measured by the OPM Back solve approach under the market method. In determining the fair value of the private placement warrant liability, the Company used the Binomial Lattice Model (“BLM”) that assumes optimal exercise of the Company’s redemption option at the earliest possible date.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Carrying Amount	Total	Level 1	Level 2	Level 3
December 31, 2020		(in thousands)
Liabilities
PPP loan	$3,193	$3,193	$—	$3,193	$—
Senior secured term loan	47,827	50,960	—	50,960	—
Preferred Stock warrant liability	698	698	—	—	698
Total	$51,718	$54,851	$—	$54,153	$698

September 30, 2021
Liabilities
PPP loan	$3,193	$3,193	$—	$3,193	$—
Senior secured term loan	43,996	46,264	—	46,264	—
Public warrants	15,189	15,189	15,189	—	—
Private warrants	22,080	22,080	—	—	22,080
Total	$84,458	$86,726	$15,189	$49,457	$22,080

Level 2 valuation - senior secured term loan, PPP

The Company measures the fair value of the senior secured term loan using discounted cash flows and market-based expectations for credit risk and market risk. The carrying amount of the PPP loan approximates fair value due to the expected short-term nature of the loan.

Level 3 valuation - Legacy Volta Preferred Stock warrants and Private Warrants

The Company measures the value of its Legacy Volta Preferred Stock warrants on a recurring basis using the OPM Back solve approach. The OPM Back solve approach uses a Black-Scholes option pricing model to calculate the implied equity value of the Company. Once an overall equity value was determined, the aggregate amounts were allocated to the different classes of equity according to their rights and preferences. The inputs to the OPM Back solve approach include time to liquidation, a risk-free interest rate, an assumption for a discount for lack of marketability and an assumed volatility based on the volatility of similar publicly traded companies. The Legacy Volta Preferred Stock warrants were exercised as of September 30, 2021.

The following table provides quantitative information regarding Level 3 Legacy Volta Preferred Stock warrants fair value measurements inputs at their measurement dates:

December 31, 2020
Expected dividend yield	—%
Risk-free interest rate	0.53%
Expected volatility	50.00%
Expected term (in years)	4.50

The following table provides quantitative information regarding Level 3 Private Warrants fair value measurements inputs at their measurement dates:

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	August 26, 2021	September 30, 2021
Expected dividend yield	—%	—%
Risk-free interest rate	0.80%	0.91%
Expected volatility	33.40%	123.50%
Expected term (in years)	4.80	4.80

As of September 30, 2021, the Company has Private Warrants defined and discussed in Note 11 - Warrants. The warrants are measured at fair value on a recurring basis. The Binomial Lattice Model's primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Closing was derived from observable Public Warrants pricing. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrants pricing. Accordingly, the Private Warrants are classified as Level 3 financial instruments. The Private Warrants were valued as of September 30, 2021 using the estimated fair value price of $2.56 per Private Warrants. The changes in the fair value of the Private Warrants, Public Warrants and Legacy Volta Preferred Stock warrants were as follows:

(in thousands)
December 31, 2020	$698
Increase (decrease) in fair value of warrants	1,246
Release of liability upon exercise of Preferred Stock Warrants	(1,944)
Addition of Private and Public Warrants	27,079
Increase (decrease) in Private and Public Warrants	10,190
September 30, 2021	$37,269

December 31, 2019	$288
Increase (decrease) in fair value of warrants	(14)
September 30, 2020	$274

There were no transfers of financial instruments between levels of the hierarchy for the three months ended September 30, 2021 and 2020 and for the nine months ended September 30, 2021 and 2020.

Note 8 - Property And Equipment, Net

Property and equipment, net, as of September 30, 2021 and December 31, 2020, consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Charging stations and digital media screens	$72,070	$43,799
Construction in progress	27,255	17,566
Capitalized research and development equipment	1,834	974
Leasehold improvements	866	552
Computer equipment and internal-use software	1,974	974
Other fixed assets	318	336
Capitalized software	45	—
Total property and equipment	104,362	64,201
Less accumulated depreciation and amortization	(21,973)	(14,843)
Property and equipment, net	$82,389	$49,358

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Construction in progress is primarily comprised of the charging stations that are in the process of being installed. Depreciation and amortization expenses were $3.1 million and $2.3 million for the three months ended September 30, 2021 and 2020, respectively and $7.8 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively.
Note 9 - Accrued Expenses And Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Accrued billings on contracts	$471	$—
Charging station expenses	4,619	4,812
Lease incentive liability	3,172	4,038
Employee related expenses	3,441	3,713
Financing transaction costs	—	3,460
Other	1,302	1,575
Deposit liability	850	2,509
Accrued interest	43	1,426
Total accrued expenses and other liabilities	$13,898	$21,533

Charging station expenses consist primarily of accrued installation costs and rent expenses. Accrued employee expenses consist of accrued bonuses and commissions. Financing transaction costs are in connection to the issuances of Legacy Volta Series D Preferred Stock for the year ended December 31, 2020. Lease incentive liability consists of payments received in excess of the SSP for performance obligations related to Network Development arrangements. These liabilities are recorded in ROU assets upon lease commencement.

Note 10 - Debt Facilities

The Company’s outstanding debt instruments as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Term loan	$44,918	$49,000
PPP small business loan	3,193	3,193
Total outstanding principal amount	48,111	52,193
Less unamortized debt issuance fees	922	1,173
Less current maturities	19,527	10,323
Total long-term debt	$27,662	$40,697

Term loan

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On June 19, 2019, the Company entered into a term loan agreement that provides for senior secured term loan facilities of up to $44.0 million, and on November 25, 2020, the maximum borrowings were increased to $49.0 million. $42.5 million of the principal amount was outstanding as of September 30, 2020. The Company drew on the remaining amount of the commitment of $16.7 million as of December 31, 2020. The term loan bears interest on the total outstanding balance at 12% per annum and is secured by certain qualifying assets of the Company. Principal payments are due in equal monthly installments beginning on July 1, 2021, and the term loan matures on June 19, 2024. These provisions expire on the earlier of loan termination, when the facility is fully drawn on, or two years after the closing date. As of September 30, 2021 and December 31, 2020, $44.9 million and $49.0 million respectively, of the principal was outstanding, and there was a debt discount of $0.9 million and $1.2 million, related to debt issuance costs, respectively. As of September 30, 2021 and December 31, 2020, accrued interest was $43.3 thousand and $1.4 million, respectively.

As of September 30, 2021, Volta is in compliance of all debt covenants. The lenders agreed to waive their right to call the debt as a result of previous violations of certain covenants.

PPP loan

In April 2020 the Company applied for and received a small business loan of $3.2 million through the PPP (the "PPP Loan"). The loan principal and accrued interest are forgivable so long as the borrower maintains its payroll levels and uses the loan proceeds for eligible purposes during the covered period following disbursement, such as payroll, benefits, rent and utilities. Subject to certain qualifications and exclusions, the amount of loan forgiveness is reduced if the borrower terminates employees or reduces salaries during the covered period. Any portion of the loan that is not forgiven will carry interest at the stated rate of 1% per annum, and equal installment payments would be due monthly. Although the Company received full forgiveness for the loan as the entire amount was used for eligible expenses under the program, the Company has paid the entire balance of the PPP loan on October 12, 2021 (see Note 18 - Subsequent Events).

Term loan and PPP loan payments by period as of September 30, 2021 are as follows:

Fiscal Year	(in thousands)
Remainder of 2021	$5,163
2022	18,448
2023	16,333
2024	8,167
2025	—
$48,111
Financing obligations

For one customer, the Company has entered into multiple contracts to sell media-enabled charging stations and also leaseback the digital media screens for a period of up to 10 years. The leaseback of the digital media screen is in excess of its useful life of 5 years. Therefore, the consideration received equal to relative standalone selling price for the digital media screens has been recorded as a financing transaction. This financing arrangement has been amortized over its 5 year term at the Company’s incremental borrowing rate at the time of the transaction. As of September 30, 2021 and December 31, 2020, the current portions of the financing obligation were $0.8 million and $0.7 million, respectively, which were included within accrued expenses and other current liabilities. Non-current portions as of September 30, 2021 and December 31, 2020 were $3.3 million and $3.8 million, respectively, which were included within other non-current liabilities on the condensed consolidated balance sheets. The Company’s incremental borrowing rate for each of these transactions has ranged between 7.0%-16.7%.

As of September 30, 2021 future payments under financing obligations were as follows:

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Fiscal Year	(in thousands)
Remainder of 2021	$264
2022	1,273
2023	1,305
2024	1,139
2025	726
Thereafter	354
Total future payments	5,061
Less amount representing interest	946
Total financing obligations	$4,115

Note 11 - Warrants

Legacy Volta Preferred Stock warrants

In connection with the Company’s prior debt financing agreements, Legacy Volta issued Preferred Stock warrants to purchase shares of Legacy Volta Series B Preferred Stock. During December 2019, the Company issued warrants to purchase up to 209,029 shares of Series B Preferred Stock at an exercise price of $1.05 per warrant expiring in July 2025.

On August 25, 2021, 208,993 shares of Legacy Volta Preferred Stock warrants were converted through a cashless exercise in accordance with the terms of the original warrant agreement. At Closing, each warrant to purchase Legacy Volta Common Stock or Legacy Volta Preferred Stock was automatically converted to a warrant to purchase a number of shares of Volta Class A Common Stock equal to the product of (a) the number of shares of Legacy Volta Common Stock or Legacy Volta Preferred Stock subject to such Legacy Volta warrant and (b) 1.2135, rounding down to the nearest whole number of shares, at an exercise price per share equal to (i) the exercise price per share for the shares of Legacy Volta Common Stock or Legacy Volta Preferred Stock subject to such Legacy Volta warrant divided by (ii) 1.2135, rounding up to the nearest whole cent. At Closing, the exercised outstanding Legacy Volta Class A common stock was increased to 253,613 due to the exchange ratio of approximately 1.2135.

As of September 30, 2021, none of the Legacy Volta Preferred Stock warrants remain outstanding. As of December 31, 2020, all Legacy Volta Preferred Stock warrants remained outstanding.

Legacy Volta Common stock warrants

In connection with the Legacy Volta Series D issuance, the Company issued equity classified warrants to purchase 381,679 shares of Legacy Volta Class B common stock at an exercise price of $1.31, to the existing investors, during the nine months ended September 30, 2020. The Company valued the warrants at $0.76 per share upon issuance for a total amount of $0.3 million. As the warrants were issued in connection with the issuance of Legacy Volta Preferred Stock, the Legacy Volta Preferred Stock had equal and offsetting equity issuance costs of $0.3 million recorded in the condensed consolidated balance sheet as of September 30, 2020.

During the nine months ended September 30, 2021, 182,025 shares of Legacy Volta Class B common stock warrants were exercised at an exercise price of $0.01 per share for an immaterial amount.

During the nine months ended September 30, 2021, 188,638 shares of Class A common stock warrants were converted through a cashless exercise. As of September 30, 2021, 9,773,835 Class A common stock warrants remained outstanding. As of December 31, 2020, all Legacy Volta common stock warrants remained outstanding.

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Public and private warrants

As the accounting acquirer, Legacy Volta, is deemed to have assumed 8,621,715 Public Warrants and 5,933,333 Private Warrants that were held by TortoiseCorp II at an exercise price of $11.50. In accordance with the Amended and Restated Warrant Agreement ("A&R Warrant Agreement"), dated August 26, 2021, between Volta, Computershare Inc. and Computershare Trust Company, N.A., collectively as warrant agent, the Public Warrants and Private Warrants will be exercisable on the later of (i) 30 days after the completion of the initial reverse recapitalization and (ii) 12 months from the closing of the Company’s IPO. The warrants will expire five years after the completion of the reverse recapitalization, or earlier upon redemption or liquidation.

The public and private warrants do not meet the criteria for equity treatment and must be recorded as liabilities on the condensed consolidated balance sheets. Accordingly, the Company classifies the warrants as liabilities and records them at fair value. As of September 30, 2021, 75 public and no private warrants have been exercised.

Additional charge to earning of $10.2 million immediately following the close of the transaction.

	Private Placement Warrants	Public Warrants	Total Common Stock Warrants
Outstanding as of February 7, 2021	5,933,333	8,621,715	14,555,048
Common stock warrants as part of the merger	5,933,333	8,621,715	14,558,333
Warrants exercised	—	(75)	(75)
Outstanding as of September 30, 2021	5,933,333	8,621,640	14,554,973

The Private Warrants and the Public Warrants have substantially similar terms, except that the Private Warrants and Class A shares upon exercise of the Public Warrants were not transferable, assignable or salable until 30 days after the completion of the reverse recapitalization, subject to certain limited exceptions. Additionally, the Private Warrants will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable and exercisable by such holders and the same basis as the Public Warrants.

Once the warrants become exercisable, the outstanding warrant can be redeemed in whole not in part and upon a minimum of 30 days’ prior written notice of redemption in the following two options:

•If the last sale price of Class A shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders. In that case, the Company can redeem the outstanding warrants at a price of $0.01 per warrant.

•Commencing 90 days after the warrants become exercisable, if the last sale price of Class A shares equal or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalization and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders. In that case, the Company can redeem the outstanding warrants at a price equal to a number of Class A shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A shares.

No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder.

Note 12 - Stockholders’ (Deficit) Equity And Stock-Based Compensation

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Prior to the reverse recapitalization, Legacy Volta had two classes of authorized common stock: Legacy Volta Class A common stock and Legacy Volta Class B common stock. Shares issued on early exercise are not considered outstanding for accounting purposes because the employees holding these awards are not entitled to the rewards of stock ownership. The holders of Legacy Volta Class A common stock are entitled to one vote per share on any matter submitted to a vote of the stockholders of the Company; holders of Legacy Volta Class B common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors.

Reverse Recapitalization

On the Closing Date and in accordance with the terms and subject to the conditions of the reverse recapitalization, each share of the Legacy Volta Class A common stock and Legacy Volta Class B common stock, par value $0.0001 per share, was canceled and converted into the right to receive the applicable portion of the reverse recapitalization comprised of the Company’s Class B common stock and Company's Class A common stock, par value $0.0001 per share, respectively, as determined pursuant to the share conversion ratio. The share conversion ratio is approximately 1.2135.

PIPE Financing

Concurrently with the execution of the Business Combination Agreement, certain accredited investors entered into subscription agreements, each dated February 7, 2021, pursuant to which the investors agreed to purchase 30,000,000 shares of Volta's Class A Common Stock in a private placement for aggregate gross proceeds of $300 million.

Convertible Preferred Stock

Prior to the closing, Legacy Volta had shares of Series A, Series B, Series C, Series C-1, Series C-2, Series D, and Series D-1 convertible Preferred Stock outstanding. Upon the Closing, the outstanding shares of Legacy Volta Preferred Stock were converted into Class A common stock of the Company at approximately 1.2135 per share, the exchange ratio established in connection thereof the reverse recapitalization. The following summarized the Company’s Preferred Stock conversion immediately after the reverse recapitalization:

	Preferred Shares	Conversion Ratio	Common Stock
Series A redeemable convertible Preferred Stock	7,363,856	1.2135	8,936,039
Series B redeemable convertible Preferred Stock	11,090,568	1.2135	13,458,404
Series C redeemable convertible Preferred Stock	665,428	1.2135	807,497
Series C-1 redeemable convertible Preferred Stock	7,675,798	1.2135	9,314,581
Series C-2 redeemable convertible Preferred Stock	18,581,768	1.2135	22,548,975
Series D redeemable convertible Preferred Stock	8,283,574	1.2135	10,052,117
Series D-1 redeemable convertible Preferred Stock	13,266,042	1.2135	16,098,342
Total	66,927,034		81,215,955

Company’s common stock outstanding

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Authorized Shares	Issued and Outstanding Shares
September 30, 2021
Volta Class A common stock	350,000,000	152,021,218
Volta Class B common stock	50,000,000	9,887,185
Total common stock outstanding	400,000,000	161,908,403

December 31, 2020
Volta Class A common stock	48,540,000	13,185,808
Volta Class B common stock	104,361,000	11,510,629
Total common stock outstanding	152,901,000	24,696,437

Volta Class A and Volta Class B common stock

Each holder of Volta Class A common stock has the right to one vote per share of Volta Class A common stock, and each holder of Volta Class B common stock has the right to ten votes per share of Volta Class B common stock held of record by such holder. Any dividends or distributions will be treated on a per share basis for each class. In the event a dividend is paid in the form of shares of Volta Class A common stock or Volta Class B common stock then holders of Volta Class A common stock will receive shares of Volta Class A common stock and holders of Volta Class B common stock will receive shares of Volta Class B common stock, with holders of shares of Volta Class A common stock and Volta Class B common stock receiving, on a per share basis, an identical number of shares of Volta Class A common stock or Volta Class B common stock, as applicable.

Subject to any preferential or other rights of any holders of Volta Preferred Stock then outstanding, upon the liquidation, dissolution or winding up of Volta, whether voluntary or involuntary, holders of Volta Class A common stock and Volta Class B common stock are entitled to receive ratably all assets of Volta available for distribution to its stockholders. The holders of Volta Class A and Class B common stock do not have preemptive, subscription, redemption or conversion rights. The Volta Class B common stock is convertible into shares of Volta Class A common stock on a one-to-one basis at the option of the holders or automatically upon predetermined events of the Volta Class B common stock at any time upon written notice to Volta.

Volta Preferred Stock

The Certificate of Incorporation of Volta ~~dated~~ filed with the Secretary of State of the State of Delaware on August 26, 2021, as the same may be amended, supplemented or modified from time to time provides that shares of Volta Preferred Stock may be issued from time to time in one or more series up to 10,000,000 shares. No such shares have been issued as of September 30, 2021.

Shares reserved for issuance

The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	September 30, 2021	December 31, 2020
Redeemable Convertible Preferred Stock	—	76,493,917
Outstanding Public Warrants	8,621,640	—
Outstanding Private Warrants	5,933,333	—
Preferred Stock Warrants	—	190,210
Common stock warrants	9,773,835	10,156,090
Options and RSAs outstanding	11,881,500	6,307,307
Shares available for grant – 2014 Equity Incentive Plan	—	14,301,980
Shares available for grant – 2021 Equity Incentive Plan	11,234,585	—
Total shares of common stock reserved	47,444,893	107,449,504

Stock option activity

Upon the Closing, Volta's board of directors, (the "Board") adopted a new plan (which amended and restated the prior plan), the 2021 Equity Incentive Plan (“2021 EIP”) effective as of August 26, 2021. As of September 30, 2021, 11,234,585 shares of common stock were available and reserved for issuance under the 2021 EIP. The amount of shares available and reserved for issuance under the 2021 EIP include the shares reserved for issuance under the Legacy Volta 2014 Equity Incentive Plan ("2014 EIP"). On the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, the number of shares available for issuance under the 2021 EIP will automatically increase in an amount equal to the lesser of (i) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of shares determined by the Board, with such shares to be Class A common stock. Under the 2021 EIP, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards which are settled in the form of common shares under the 2021 EIP. No further awards will be granted under the Legacy Volta 2014 EIP.

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock option activity and activity regarding shares available for grant under the Plan is as follows:

	Number of options outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
				(in thousands)
January 1, 2020	12,890,557	$0.76	8.6	$5,836
Options granted	5,319,061	1.05
Options exercised	(259,070)	0.49
Options forfeited	(281,669)	0.97
Options expired	(110,148)	0.76
December 31, 2020	17,558,731	$0.93	8.2	$30,881
Options granted	5,080,793	3.35
Options exercised	(618,785)	1.70
Options forfeited	(124,272)	1.76
Options expired	—	—
March 31, 2021	21,896,467	$2.03	8.4	$108,590
Options granted	1,663,344	—
Options exercised	(384,199)	0.66
Options forfeited	(81,095)	2.41
Options expired	—	—
June 30, 2021	23,094,517	$2.88	8.3	$124,351
Options granted	459,310	8.46
Options exercised	(8,371,796)	3.86
Options forfeited	(170,652)	2.21
Options expired	—
Balance at September 30, 2021	15,011,379	$3.14	8.5	$63,228

Options vested and exercisable as of September 30, 2021	4,519,984	$1.55	7.6	$31,231

The aggregate intrinsic value of employee options exercised during the three months ended September 30, 2021 and September 30, 2020 was $45.6 million and immaterial, respectively. The aggregate intrinsic value of employee options exercised during the nine months ended September 30, 2021 and September 30, 2020 was $52.0 million and immaterial, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of the exercise and the exercise price for in-the-money options.

The weighted-average grant-date fair value of employee options granted during the three months ended September 30, 2021 and September 30, 2020 was $5.42 and $0.37 per share, respectively. The weighted-average grant-date fair value of employee options granted during the nine months ended September 30, 2021 and September 30, 2020 was $4.29 and $0.37 per share, respectively. The weighted-average grant-date fair value of employee options forfeited during the three months ended September 30, 2021 and September 30, 2021 was $2.33 and $0.35 per share, respectively. The weighted-average grant-date fair value of employee options forfeited during the nine months ended September 30, 2021 and September 30, 2020 was $2.10 and $0.91 per share, respectively. The weighted-average grant-date fair value of options that vested during the three months ended September 30, 2021 and September 30, 2020 was $1.53 and $1.01 per share, respectively. The weighted-average grant-date fair value of options that vested during the nine months ended September 30, 2021 and September 30, 2020 was $1.77 and $0.79 per share, respectively. The total fair value of options vested during the three months ended September 30, 2021 and

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020 was $1.6 million and $1.0 million , respectively. The total fair value of options vested during the nine months ended September 30, 2021 and September 30, 2020 was $7.4 million and $1.7 million, respectively.

Stock-based compensation

Stock-based compensation is estimated using the Black-Scholes option pricing model on the date of grant. The fair value of all options is amortized on a ratable basis over the required service periods of the awards, which are generally the vesting periods.

The weighted-average assumptions that were used in calculating such values during the three months ended September 30, 2021 and 2020 and for the nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.9%	0.4%	0.7%	0.8%
Expected volatility	64.2%	54.9%	60.4%	48.0%
Expected term (in years)	6.0	5.9	5.8	5.9

The Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. Therefore, the expected term of options granted is based on the “simplified method” of expected life.

The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

As the Company does not have a trading history for its common stock prior to the reverse recapitalization, the expected stock price volatility for the Company’s common stock was estimated by taking the historic stock price volatility for industry peers based on their price observations over a period equivalent to the expected term of the stock option grants. The Company has no history or expectation of paying cash dividends on its common stock. As of September 30, 2021 and 2020, the Company had unrecognized employee stock-based compensation expense of $18.9 million and $2.4 million, respectively, related to unvested stock awards not yet recognized, which is expected to be recognized over an estimated weighted-average period of approximately 3.3 years and 1.7 years, respectively.

Compensation expense

Compensation expense related to stock-based awards was recorded in selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss for $4.6 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $51.4 million and $0.8 million for the nine months ended September 30, 2021, and 2020 respectively.

Partial recourse promissory notes

As of September 30, 2021 and December 31, 2020, the Company had $1.2 million and $10.4 million of promissory notes outstanding from employees and former employees, issued for 243,306 and 1,036,124 restricted stock purchases of Legacy Volta Class A common stock, respectively, and the exercise of 1,331,914 and 11,147,195 shares of stock options exercisable for Legacy Volta Class B common stock, respectively. Two of the remaining promissory notes for the exercise of stock options represent the aggregate exercise price of the options and carry an interest rate of 2.26%, and the principal and interest are due upon the earlier of (i) the tenth anniversary of the note’s issuance, or (ii) the date of a change of control. One of the promissory notes carries an interest rate of 3.25% and is

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

due December 15, 2021. All promissory notes issued are collateralized by the shares issued in exchange for the note and were considered to be partial recourse as they may be surrendered at the then fair market value of a share of common stock as determined by the Board. The remainder up to 50% of the value of the original principal of the notes is collateralized by the assets of the borrowers. The amount payable is not limited to the fair value of the shares at the time of default or maturity. As such, the shares are not considered exercised for accounting purposes and the shares issued are not reflected as outstanding in the condensed consolidated financial statements until the notes are repaid and the underlying stock options have vested.

The promissory notes with current employees were required to be settled upon the Closing. The notes associated with three former employees were not required to be settled upon the change of control and going public and remain outstanding as of September 30, 2021 in accordance with the terms of each respective Note. As of September 30, 2021, the Company had $0.1 million recorded in prepaid and other current assets related to one former employee’s tax portion that will not be settled until the repayment of the note in December 2021.

Volta Inc.

Notes to Unaudited Consolidated Financial Statements
Note 13 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For stock options that were exercised by employees issuing promissory notes to the Company, the shares of common stock issued under such exercises are not included in the calculation of basic net loss per share until the underlying promissory notes are fully paid or forgiven.

Diluted net loss per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include outstanding stock options, Legacy Volta convertible Preferred Stock, warrants for Legacy Volta Common Stock and warrants for Legacy Volta Preferred Stock. The dilutive effect of potentially dilutive common shares is reflected in diluted net loss per share by application of the treasury stock method for stock options and warrants, and by application of the if-converted method for the Legacy Volta Preferred Stock. Deposits received for the repayment of the promissory notes for the exercise of stock options are considered in the calculation of diluted net loss per share, in the event the effect is dilutive. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net loss per share.

The following table presents the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
	(in thousands except share and per share)
Numerator:
Net loss	$(38,141)	$(4,907)	$(2,457)	$(12,060)	$(97,475)	$(31,329)	$(6,599)	$(32,433)
Denominator:
Basic shares:
Weighted-average common shares, basic	65,923,212	8,481,143	1,575,462	7,733,885	27,998,369	8,998,756	1,573,563	7,733,885
Diluted shares:
Weighted-average common shares, diluted	65,923,212	8,481,143	1,575,462	7,733,885	27,998,369	8,998,756	1,573,563	7,733,885
Net loss per share attributable to common stockholders:
Basic	$(0.58)	$(0.58)	$(1.56)	$(1.56)	$(3.48)	$(3.48)	$(4.19)	$(4.19)
Diluted	$(0.58)	$(0.58)	$(1.56)	$(1.56)	$(3.48)	$(3.48)	$(4.19)	$(4.19)

Volta Inc.

Notes to Unaudited Consolidated Financial Statements

The following weighted average shares of the potentially dilutive outstanding securities for the three months ended and nine months ended September 30, 2021 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive given the net loss attributable to common shares. Therefore, the diluted net loss per share is the same as the basic net loss per share for the periods presented.

As a result of the reverse recapitalization, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding prior to the by multiplying them by the exchange ratio of approximately 1.2135 used to determine the number of shares of common stock into which they converted. The common stock issued as a result of the redeemable convertible Preferred Stock conversion on the Closing Date was included in the basic and diluted net loss per share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive securities
Outstanding stock options - stock plan	11,692,733	15,763,501	11,692,733	15,763,501
Non plan option grants	188,767	—	188,767	—
Convertible Preferred Stock	—	55,065,497	—	55,065,497
Warrants for common stock	24,328,810	9,974,065	24,328,810	9,974,065
Warrants for Preferred Stock	—	190,210	—	190,210
Options and RSAs exercised under notes receivables	1,911,529	3,885,298	1,911,529	3,885,298
Total anti-dilutive securities	38,121,839	84,878,571	38,121,839	84,878,571

Volta Inc.

Notes to Unaudited Consolidated Financial Statements
Note 14 - Leases

The Company is a lessee in several noncancellable operating leases, primarily for office space and the use of spaces for the installation of its electric vehicle charging stations ("site leases"). These leases generally have an initial term ranging from five to ten years, with the option to extend the lease for one to five years. In connection with the leases, the Company had asset retirement obligations for the restoration of lease sites of $1.1 million and $0.8 million as of September 30, 2021 and December 31, 2020, respectively, in other non-current liabilities within the condensed consolidated balance sheets.

Supplemental information related to leases within the condensed consolidated balance sheets is as follows:

	September 30, 2021	December 31, 2020
Other operating leases information
Weighted-average remaining lease term (years)	7.7	7.9
Weighted-average discount rate	12.8%	13.8%
Other financing leases information
Weighted-average remaining lease term (years)	2.8	—
Weighted-average discount rate	9.3%	—%

The Company received COVID-19 related rent concessions indicating that (i) the Company was not obligated to pay rent, or the entirety of the contractual rent, or (ii) the Company received interest-free rent deferrals for the period affected by lockdown measures. The amount of such concessions recognized as negative variable lease cost for the three months and nine months ended September 30, 2020 was $0.1 million and $0.2 million, respectively. There were no such concessions recognized as negative variable lease cost for the three months or nine months ended September 30, 2021. The following lease costs were recognized in other operating (income) expenses within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease costs
Fixed lease cost	$3,011	$1,926	$8,481	$3,436
Variable lease cost	122	(38)	320	(73)
Total operating lease costs	$3,133	$1,888	$8,801	$3,363
Finance lease costs
Fixed lease cost	$2	$—	$2	$—
Total finance lease costs	$2	$—	$2	$—

Volta Inc.

Notes to Unaudited Consolidated Financial Statements
Supplemental cash flow information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$2,538	$1,537	$7,014	$2,874
Operating cash outflows from finance leases	1	—	1	—
ROU assets obtained in exchange for lease obligations
ROU assets obtained in exchange for operating lease liabilities	6,843	5,758	14,388	4,269
ROU assets obtained in exchange for finance liabilities	$—	$—	$34	$—

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

Maturities of lease liabilities as of September 30, 2021 are as follows:

Fiscal Year	Operating Leases
(in thousands)
Remainder of 2021	$3,439
2022	11,798
2023	12,379
2024	11,849
2025	10,908
Thereafter	38,811
Total undiscounted lease payments	89,184
Less imputed interest	(32,102)
Total operating lease liabilities	$57,082

Volta Inc.

Notes to Unaudited Consolidated Financial Statements

Fiscal Year	Finance Leases
(in thousands)
Remainder of 2021	$2
2022	5
2023	5
2024	23
2025	—
Thereafter	—
Total undiscounted lease payments	35
Less imputed interest	(6)
Total financing lease liabilities	$29

As of September 30, 2021, there are no material leases that are legally binding but have not yet commenced.

Note 15 - Commitments And Contingencies

Contingencies

From time to time, the Company may become involved in claims and other legal matters, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these ongoing legal matters, individually and in aggregate, will have a material adverse effect on the Company’s condensed consolidated financial statements.

As of September 30, 2021 and December 31, 2020, the Company had $0.6 million in accrued expenses and other current liabilities on the condensed consolidated balance sheets for invoices totaling $1.4 million. In good faith, the Company disputed invoices for work performed in 2019. There are various disagreements between the Company and the vendor regarding these invoices. The Company disputes the underlying basis for these amounts and notified the vendor during the year ended December 31, 2020 of the Company’s intent not to pay.

Employee benefit plan

The Company has a 401(K) defined contribution savings plan that covers substantially all of its employees. The Company contributes a matching contribution of up to 4% of the employee's contribution under applicable safe harbor rules. Employee contribution is also limited by annual maximum amount determined by the Internal Revenue Service. The Company made contributions of $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.7 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 16 - Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year in accordance with ASC 740-270. There is no provision for income taxes because the Company has incurred operating losses since inception and has projected losses for the current year. The Company’s effective income tax rate was 0% for the three months ended September 30, 2021 and 2020 and for the nine months ended September 30, 2021 and 2020, and the realization of any deferred tax assets does not satisfy the "is not more likely than not" threshold.
Note 17 - Related Party Transactions

Volta Inc.

Notes to Unaudited Consolidated Financial Statements

2Predict, Inc.

Prior to April 2021, the Company received consulting services from 2Predict, Inc., a firm where a Volta officer is co-founder and CEO, and recognized consulting service expenses of $0.2 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, in selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss. As of December 31, 2020, the Company maintained a balance of $0.1 million in accounts payable - due to related party for the consulting services received. As of September 30, 2021 the Company had no balance in accounts payable - due to related party for consulting services received. As of September 30, 2021, 2Predict, Inc., is no longer a related party as it was acquired by the Company in April 2021 (see Note 4 - Acquisitions).

Related party loans

Legacy Volta issued a total of $30.0 million in convertible notes for the nine months ended September 30, 2020, of which $9.8 million was issued to Activate Capital Partners, LP, an entity where a Volta Board member is the partner and co-founder, Virgo Hermes, LLC, an entity where a Volta Board member is a partner, Energize Ventures, LLC, where a Volta Board member is the Managing Partner, former Volta CFO Debra Crow, and Bauer Family Investments, a Volta Investor. From September 30, 2020 through December 31, 2020, the Company issued a total of $0.2 million in convertible notes, none of which were issued to related parties. As of December 31, 2020, the total $9.8 million convertible notes issued to related parties had been converted into 2,721,956 shares of Series D-1 Preferred Stock at a conversion price of $3.77 per share for total proceeds of $10.3 million. The Series D-1 Preferred Stock shares were issued, collectively, to Activate Capital Partners, LP, Virgo Hermes, LLC, and Energize Ventures, LLC, the former Volta CFO, Debra Crow, and Bauer Family Investments. At Closing, the outstanding shares of 2,721,956 Legacy Volta Series D-1 Preferred Stock were converted into 3,303,094 Class A common stock of the Company through a cashless exercise, as determined by pursuant to the share conversion ratio (see Note 12 - Stockholders’ (Deficit) Equity And Stock-Based Compensation).

From September 30, 2020 through December 31, 2020, the Company issued 9,374,786 shares of Legacy Volta Series D Preferred Stock which at Closing, were converted into 11,376,303 Class A common stock of the Company through a cashless exercise. Of the 9,374,786 shares of Legacy Volta Series D Preferred Stock, 169,485 shares were to 19York Ventures, which is an entity founded by a Volta Board member, Activate Capital Partners, LP and Energize Ventures, LLC at $7.38 per share for total proceeds of $1.3 million. The 169,485 shares of Legacy Volta Series D Preferred Stock were converted into 205,670 Class A common stock of the Company through a cashless exercise. During the nine months ended September 30, 2021, the Company issued 3,891,256 shares of Legacy Volta Series D Preferred Stock which upon the Closing, were converted into 4,722,039 Class A common stock of the Company through a cashless exercise. Of the 3,891,256 shares of Legacy Volta Series D Preferred Stock, 2,262,594 shares were to 19York Ventures, Tire Rack, a Volta Investor, and Energize Ventures, LLC at $7.38 per share for total proceeds of $15.0 million, which upon the Closing, were converted into 2,745,658 shares of the Company's Class A common stock (see Note 12 - Stockholders’ (Deficit) Equity And Stock-Based Compensation).

Common stock warrants

During the nine months ended September 30, 2021, and as of December 31, 2020, in connection with Legacy Volta's Series D issuance (see Note 11 - Warrants), the Company issued 381,679 and 150,000 Legacy Volta Class B common stock warrants for a total value of $0.3 million and $0.5 million, which upon the date of the Closing, were converted into 463,167 and 182,025 of the Company's Class A common stock of the Company through a cashless exercise to Energize Ventures, LLC, and to Activate Capital Partners, LP for the consulting services provided during the fundraising, respectively (see Note 12 - Stockholders’ (Deficit) Equity And Stock-Based Compensation).

Volta Inc.

Notes to Unaudited Consolidated Financial Statements
Promissory notes

All of the principal related to partial recourse promissory notes issued by the Company as of December 31, 2020 was used to exercise options for 9,271,877 shares of the Company’s common stock. The aggregate principal amount of promissory notes includes $0.7 million for taxes relating to 83(b) elections paid on the employees’ behalf and was recognized as notes receivable - employee on the condensed consolidated balance sheet as of December 31, 2020. As part of the reverse recapitalization, all promissory notes with employees were required to be settled. The remaining $0.1 million is related to a former employee within prepaid expense and other current assets as of September 30, 2021 (see Note 12 - Stockholders’ (Deficit) Equity And Stock-Based Compensation).

During the nine months ended September 30, 2021, the Company entered into promissory note agreements with related parties where the Company loaned $8.3 million at an interest rate of 3.25%. The promissory notes with current employees were required to be settled upon the Closing. The notes associated with three former employees were not required to be settled upon the change of control and going public and remain outstanding as of September 30, 2021 in accordance with the terms of each respective Note (see Note 12 - Stockholders’ (Deficit) Equity And Stock-Based Compensation).

Legacy Volta Class B common stock

During the nine months ended September 30, 2021 the Company issued 5,700,000 shares of restricted stock awards of Legacy Volta Class B common stock, which upon the Closing, were converted into 6,916,950 Class A common stock of the Company to the CEO and President. The awards became fully vested upon issuance.

During the nine months ended September 30, 2021, prior to the reverse recapitalization, Activate Capital Partners, LP exercised 150,000 shares of its Legacy Volta Class B common stock Warrants, which upon the Closing, were converted into 182,025 Class A common stock, at an exercise price of $0.01 per share for a total amount of $1.5 thousand. Subsequent to the reverse recapitalization Activate Capital Partners, LP, 188,638 shares of Class A common stock warrants were converted through a cashless exercise (see Note 12 - Stockholders’ (Deficit) Equity And Stock-Based Compensation).

Note 18 - Subsequent Events

The Company has evaluated events subsequent to September 30, 2021 and through the date the financials are made available. The following events occurring subsequent to the condensed consolidated balance sheet date merited recognition or disclosure in these statements.

Early re-payment of PPP loan
Although the Company received full forgiveness for the PPP Loan for the nine months ended September 30, 2021, as the entire amount was used for eligible expenses under the program, the Company paid the entire balance of $3.2 million loan on October 12, 2021.

RSU grants
On November 8, 2021, the Board of Directors approved the issuance of restricted stock units ("RSU's") under the Founder Plan covering 5,250,000 RSU's each to the Chief Executive Officer and President. Each RSU represents the right to receive one share of the Company's Class B common stock.

Litigation
On April 6, 2021, The Company was named as a defendant in an indemnity case, seeking costs and coverage for a slip and fall. While the primary case has been settled as of October 14, 2021 through payment by the Company's insurer, the claimant is seeking additional payment for costs, which could result in a loss of up to $150,000 for which coverage by the Company's insurer is uncertain.

Volta Inc.

Notes to Unaudited Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which Volta’s management believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. You should read the following discussion and analysis of Volta’s financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to plans and strategy for Volta’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled "Risk Factors", Volta’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements. Please also see the section entitled "Forward-Looking Statements."

Percentage amounts included in this Quarterly Report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this Quarterly Report on Form 10-Q may not sum due to rounding.

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Volta ("MD&A") is a supplement to the unaudited condensed consolidated financial statements and provides additional information on its business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. The MD&A is organized as follows:

•Business Overview: This section provides a general description of Volta’s business, a discussion of Volta management’s general outlook regarding market demand, Volta’s competitive position and product innovation, as well as recent developments Volta management believes are important in understanding Volta’s results of operations and financial condition or in understanding anticipated future trends.

•Basis of Presentation: This section provides a discussion of the basis on which Volta’s unaudited condensed consolidated financial statements were prepared.

•Results of Operations: This section provides an analysis of Volta’s results of operations for the three and nine months ended September 30, 2021 and September 30, 2020.

•Liquidity and Capital Resources: This section provides a discussion of Volta’s financial condition and an analysis of its cash flows for the three and nine months ended September 30, 2021 and September 30, 2020. This section also provides a discussion of Volta’s contractual obligations, and other purchase commitments that existed at September 30, 2021, as well as a discussion of its ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

•Critical Accounting Policies and Estimates: This section identifies and summarizes those accounting policies that significantly impact Volta’s reported results of operations and financial condition, and requires significant judgment or estimates on the part of Volta management in their application.

Business Overview

Volta’s mission is to build the fueling infrastructure of the future. Volta’s vision is to create an EV charging network that capitalizes on and catalyzes the shift from combustion-powered miles to electric miles by placing stations in public locations that match the behavior and commerce of visitors to its host sites. By leveraging a data-driven understanding of driver behavior to deliver EV charging solutions that fit seamlessly into drivers’ daily routines, Volta’s goal is to benefit the entire ecosystem of drivers, brands and its commercial partners. As part of Volta’s unique EV charging offering, its charging stations allow it to enhance its site hosts’ and strategic partners’ core commercial interests, creating a new means for them to benefit from the transformative shift to electric mobility.

Volta’s business entails partnering with real estate and retail partners with national and regional multi-site portfolios of commercial and retail properties, as well as municipalities and local business owners, to locate and deploy its EV charging stations in premier locations. The site hosts Volta partners with span a wide array of industries and locations, including retail centers, grocery stores, pharmacies, movie theaters, parking lots, healthcare/medical facilities, municipalities, sport and entertainment venues, parks and recreation areas, restaurants, schools and universities, certain transit and fueling locations, office buildings and other locations. Volta generally signs long-term contracts to locate its charging stations at site host properties and grows its footprint over time as its station utilization justifies further capital investment in its EV charging infrastructure. Volta also sells charging stations to certain business partners, while continuing to perform related installation, operation and maintenance services. For both Volta-owned and partner-owned charging stations, Volta sells media display time on the charging stations’ digital displays to its media and advertising partners. In addition, while Volta currently provides sponsored charging services to drivers that use its charging stations, Volta intends to introduce a pay-for-use charging model in the future. As of September 30, 2021, Volta had installed over 2,000 chargers across 26 territories and states that have generated over 200,000 charging sessions per month, forming one of the most utilized charging networks in the United States.

Volta’s unique business model aims to maximize deployment of capital to deliver compelling value per unit and dollars per mile of capital invested. Volta’s current business model is capable of generating revenue from multiple sources, including: Behavior and Commerce, Network Development, Charging Network Operations and Network Intelligence.

•Behavior and Commerce revenue is derived from the sale of advertising to Volta partners that purchase media display time on its content-driven charging stations to conduct their media and advertising campaigns to generate commerce or influence targeted driver behavior.

•Network Development revenue is generated by providing installation, operating and maintenance services, and the sale of Volta’s charging products to select site hosts. Network Development revenue is also generated from contracts with utility companies for the sale of installed electrical infrastructure. Volta’s Network Development customers consist of select site hosts that purchase Volta charging stations and receive associated installation and maintenance services and utility companies with whom Volta contracts to perform electrical infrastructure development activities. Currently, there is immaterial overlap between Volta’s Behavior and Commerce and Network Development customers.

•Charging Network Operations revenue is generated by tracking the delivery of electricity through the use of Volta’s charging stations, generating California's Low-Carbon Fuel Standard ("LCFS") credits which Volta sells to third parties under the regulatory framework currently in effect. To the extent Volta implements pay-for-use charging features in the future, Volta anticipates that its "Charging Network Operations"

revenue will also include fees received for its paid charging services and that its Charging Network Operations customers will include drivers that utilize Volta’s paid charging services.

•Network Intelligence revenue consists of license or service fees from the sale of Volta’s proprietary software tools related to its EV charging network analysis. Volta offers access to the PredictEVTM tool, a machine-learning built software tool that Volta uses for network planning, to utility companies, channel partners and other third parties as a SaaS offering to help them assess the impact that EV adoption and the shift to electric mobility will have on electricity demand in their service areas.

Executive Overview

Volta seeks to capitalize on the transformational EV market megatrends, while simultaneously leveraging a differentiated business model that provides a competitive advantage. Combining an understanding of the electric charging revolution to develop and deploy its charging stations, a sustained awareness of behavioral trends to better provide value for its media and advertising partners and advanced proprietary data software to facilitate its charging network planning and expansion efforts, Volta benefits from the multiple revenue streams described above to diversify and enhance its financial performance.

Volta intends to continue to leverage its competitive strengths to scale its network of EV charging offerings and drive stakeholder value through the acceleration of new and enhanced product offerings, investing in sales and marketing efforts, targeting expansion in existing and new markets, including strategic acquisition opportunities, and by developing loyalty programs to complement our site hosts’ and retail partners’ programs, and promote sustainability and detailed utilization metrics. Additionally, Volta expects to capitalize on its PredictEVTM network planning tool to drive revenue growth in Network Intelligence.

In addition to offering our proprietary network planning tool, PredictEVTM, to various partners, Volta expects to maximize the use of PredictEVTM as a data-driven approach to expand its EV charging network, as well as to continue building loyalty programs for its site hosts and partners. The development and operation of a comprehensive, highly reliable charging network enables Volta to focus on the commerce-driven elements of the shift to electric mobility.

Total revenue for the three-months ended September 30, 2021 was $8.5 million, whereas total revenue for the three months ended September 30, 2020 was $4.8 million, representing an increase of 77%. Volta generated total revenues of $20.2 million for the nine months ended September 30, 2021, representing an increase of 82%, as compared with the $11.1 million generated for the nine months ended September 30, 2020.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $(38.3) million for the three months ended September 30, 2021, whereas EBITDA for the three months ended September 30, 2020 was $(9.5) million. EBITDA was $(115.9) million for the nine months ended September 30, 2021, whereas EBITDA for the nine months ended September 30, 2020 was $(28.0) million. The changes in EBITDA were primarily driven by Network Development expansion and its related costs.

Information regarding use of EBITDA, a non-GAAP measure, and a reconciliation of EBITDA to net income, the most comparable GAAP measure, is included below in the subsection entitled "Non-GAAP Financial Measures."

Volta’s financial results for the three and nine months ended September 30, 2021 and September 30, 2020 take into account and give effect to Volta’s voluntary early adoption of ASC 842.

Acquisitions

Effective April 21, 2021, Volta purchased all the intellectual property of 2Predict, Inc. ("2Predict") from a related party Praveen Mandal, Chief Technology Officer of Volta. The total purchase consideration was $1.4 million. As a result of the acquisition, Volta will further expand their technology through 2Predict's team of experts in advanced machine learning solutions.

Please refer to "Note 4 - Acquisitions," of the accompanying unaudited condensed consolidated financial statements for additional information.

Key Performance Measures

Volta management reviews certain key performance measures, discussed below, to evaluate its business and results of operations, measure performance, identify trends, formulate plans and make strategic decisions. Volta management believes that the presentation of such metric is useful to Volta’s investors and counterparties because they are used to measure and benchmark the performance of companies, such as Volta and its peers.

Total Stations Installed, including Site Partners

Volta management defines "Total Stations Installed" as the total size of its installed charging network at the end of the period, including Volta-owned and network partner-owned charging stations. Volta’s management uses Total Stations Installed for internal network planning and forecasting purposes, including to evaluate the potential Behavior and Commerce revenue generating capacity of its charging network, which is generated through delivery of content by Volta’s partners across both Volta-owned and its network partner-owned charging stations. In addition, Total Stations Installed provides the basis for Volta’s assessment of its charging network operations as well. Volta believes that this performance measure provides meaningful, supplemental information regarding the Volta charging network that helps illustrate trends in its business and operating performance. Volta believes that this performance measure is helpful to its investors as it is used by management in assessing the growth of the Volta charging network.

Total Stalls Connected, including Site Partners

Volta management team defines "Total Stalls" as the total operational charging capacity in Volta's network of charging stations. A stall is attributed to a station based on the number of vehicles that can charge concurrently and there are certain configurations of Volta sites where one station is capable of charging more than one vehicle at a time.

However, this information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for the financial and other information presented in this Quarterly Report on Form 10-Q. In addition, other companies, including companies in Volta’s industry, may calculate similarly-titled performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of this performance measure as a tool for comparison.

The following table sets forth this key performance measure, together with total revenue, for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	$8,489,719	$4,795,169	$20,172,272	$11,075,641
Total stations installed, including site partners	158	144	2,077	1,395
Total stalls connected, including site partners	168	151	2,137	1,427

The increase in revenue is primarily driven by the addition of 682 stations, including site partner station installations, an increase of 48.9%. For more information on the increase of total revenue, refer to the subsection entitled "Results of Operations" below.

Key Factors Affecting Operational Results

Volta’s future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including macroeconomic conditions, human resources, customer retention, adoption of EVs and related technology, regulatory environment, competition, and installation and construction costs.

Macroeconomic Conditions

Volta derives a significant portion of its revenues from providing paid content on its EV charging stations. Current or prospective buyers’ spending priorities could be altered by a decline in the economy in general, the economic prospects of such buyers’, and/or the economy of any individual geographic market or industry. Any such changes, particularly a market in which Volta conducts a substantial portion of its business or an industry from which it derives a significant portion of its content, could adversely affect Volta’s revenues. Additionally, disruptions to buyers’ product plans or launches could affect revenue.

Volta is dependent upon the availability of electricity at its current and future charging sites. Increases in electricity costs, the need to upgrade or bring in additional power infrastructure at locations, delays, new or increased taxation, power shortages and/or other restrictions on the availability or cost of electricity could adversely affect Volta’s business, financial condition and results of operations.

Human Resources

Volta’s ability to achieve revenue growth, profitability and expand its charging network and strategic content partnerships to achieve broader market acceptance will depend on its ability to effectively expand its sales, content, marketing, technology and operational teams and capabilities. Volta’s success depends, in part, on its continuing ability to identify, hire, attract, train, develop and retain highly qualified personnel. To achieve growth, Volta needs to continue to expand its team and geographic footprint aggressively.

Customer Retention

Volta intends to introduce a pay-for-use model for charging, in excess of an initial period of free charging, as well as idle fees for EVs that remain connected to a charging station for more than a specified period of time after charging is complete. As Volta switches from a free EV charging to a pay-for-use model, it risks losing drivers who have become accustomed to its free charging and do not wish to use paid charging services.

Adoption of EVs and Related Technology

Volta's future growth and success is aligned with the continuing rapid adoption of EVs for passenger and fleet applications and the desire of site partners to provide this amenity on their properties that allows Volta to access the vehicle and foot traffic at these sites. The success of alternative fuels, competing technologies or alternative transportation options could considerably undermine Volta’s prospects to offer this amenity.

The EV charging market is characterized by rapid technological change, which requires Volta to continue to develop new products, innovate, and maintain and expand its intellectual property portfolio. Any delays in such developments could adversely affect market adoption of its products and its financial results. Volta’s ability to grow its business and consumer base depends, in part, upon the effective operation of its mobile applications that Volta deploys on various mobile operating systems, cellular and payment networks and external charging standards that it does not control.

Volta is developing and operating in an emerging technology sector. Computer malware, viruses, ransomware, hacking, phishing attacks and other network disruptions could result in security and privacy breaches, loss of proprietary information and interruption in service, which could harm Volta’s business. Unauthorized disclosure of personal or sensitive data or confidential information, whether through electronic security breaches or otherwise, could severely hurt Volta’s business.

Regulatory Environment

Volta’s business and its ability to execute operational plans could be highly impacted by the regulatory environment in which it operates on the federal, state and local levels. Regulatory factors affecting Volta’s business include: infrastructure financing or support, carbon offset programs, EV-related tax incentives and tax policy, utility and power regulation, payment regulations, data privacy and security, software reporting tools, transportation policy and construction, electrical and sign code permitting.

Restrictions on certain digital outdoor media content products, services or other content are or may be imposed by federal, state and local laws and regulations, as well as contracts with Volta’s host sites. Digital displays were introduced to the market relatively recently, and existing media signage regulations could be revised or new regulations could be enacted to impose greater restrictions on digital content or displays. In addition, Volta may be also impacted if federal, state or local governments enact rules or legislation to tax revenues derived from the sale of digital media. Any such regulatory changes could adversely affect Volta’s financial condition and results of operations.

Competition

Volta currently faces competition from a number of companies, in both the EV charging industry and in the media industry. Volta expects to face significant competition in the future as the markets for EV charging and content evolve. Increased competition in these industries could create a talent war, making it more challenging to attract and retain talent.

The EV charging business may become more competitive and Volta may face increased pressure on network utilization. Competition is expected to continue to increase as the number of EVs sold increases or as new competitors or alliances emerge that have greater market share or access to capital than Volta. If Volta’s content competitors offer media content display rates below the rates it charges, it could lose potential partners and be pressured to reduce its rates. This could have an adverse effect on Volta’s financial position. Volta’s future growth and success is dependent upon the desirability of its charging stations as content space. The success of alternative media content options employed by agencies, brands or other purchasers of content could undermine Volta’s prospects.

Relationships with Real Estate and Retail Partners

In order to build its charging network, Volta will need to continue to establish and maintain relationships with real estate partners, retail partners and site partners with national, multi-state and local portfolios of commercial and retail properties. Site hosts can span a diverse array of industries and locations, and if such hosts believe the benefits offered by Volta’s competitors exceed the benefits of partnering with Volta, Volta may lose access to high quality property owners that it needs to achieve profitability.

Seasonality
Volta’s content business has experienced and is expected to continue to experience fluctuations as it continues to scale its EV charging footprint in various markets. This is primarily due to, among other things, seasonal buying patterns and seasonal influences on media markets. Typically, media spend is highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as buyers adjust their spending following the holiday shopping season and prepare annual budgets.

Installation and Construction Cost Drivers

Volta’s business is subject to risks associated with construction, cost overruns and delays and other contingencies that may arise in the course of completing installations. The timing of obtaining permits from state and local governments to install charging stations is often out of Volta’s control, and could result in delays of operations. In addition, Volta relies on a limited number of suppliers and manufacturers for the manufacture and supply of its charging stations, some of which are also early-stage companies.

Volta’s EV chargers are typically located in publicly accessible outdoor or garage areas and may be subject to damage from a number of sources, including exposure to the elements and weather-related impacts, and wear and tear and inadvertent or accidental damage by drivers, including due to vehicle collisions or charger misuse. Volta’s charging stations may also be subject to intentional damage and abuse, including vandalism or other intentional property damage, any of which would increase wear and tear of the charging equipment and could result in such equipment being irreparably damaged or destroyed.

COVID-19 Impact

In March 2020, the World Health Organization declared COVID-19 a global pandemic. Volta management is closely monitoring the impact of the COVID-19 pandemic on all aspects of Volta’s business. Volta has taken measures in response to the ongoing COVID-19 pandemic, including closing its offices, implementing a work from home policy for its workforce and actively managing its site installations. Volta may take further actions that alter its business operations, as may be required by federal, state or local authorities or that it determines are in the best interests of its employees, contractors and stockholders. See the “Risk Factors" section for further information on the risks related to Volta's business. Volta faces risks related to health pandemics, which could have a material adverse effect on its business and results of operations. For example, impacts to Volta’s business as a result of the ongoing COVID-19 pandemic included slow-down of permitting and construction activities during shutdowns, shut-down of properties where Volta’s stations are located, drop off in media spend, shut-down of offices and a transition to remote work forces, impacting revenue potential and usage.

After shelter-in-place orders were issued in March 2020, construction activities halted until June 1, 2020, resulting in a 43% forecasted reduction in capital expenditures from Volta’s original budget for the 2020 fiscal year. Volta’s supply chain was delayed due to high global demand for key components of its stations. The process of obtaining permits slowed down, as over the counter permits were scaled back due to work from home arrangements in jurisdictions where Volta was installing stations.

In addition, during the first and second quarter of the year ended December 31, 2020, Volta’s revenues declined due to COVID-19. Customer demand for paid content space on Volta charging station digital displays declined due to the decrease in foot traffic at Volta’s site hosts as drivers were subject to shelter-in-place orders around the United States. In addition, delays in construction resulting from shelter-in-place orders reduced the overall network station installation cadence, resulting in fewer screens being available for paid media content than Volta initially projected. As a result, Volta’s Behavior and Commerce revenue decreased by $0.6 million, or 7%, from December 31, 2019 to December 31, 2020, primarily due to postponed and canceled media campaigns as a result of the COVID-19 shelter-in-place and other measures taken in response to the COVID-19 pandemic. Impacts from COVID-19 during the nine months ended September 30, 2021 were immaterial to Volta’s Behavior and Commerce activities. Also, while there were continuing delays for permits and installations due to continuing impacts from COVID-19 in the construction industry generally, given the nature of Volta’s partnerships and contractual obligations, Volta does not believe there will be a material impact to its business and operations as a result of these delays going forward.

In response to the COVID-19 pandemic, Volta’s management implemented several plans to mitigate the impact of COVID-19 on Volta’s financial performance, including operating cost containment measures, payroll reductions, reduced capital expenditures, re-prioritization of construction at sites that were open and provided essential services, and raising capital through debt and equity transactions. For example, Volta implemented a plan to reduce personnel costs through a temporary hiring freeze and reduction in non-essential contractors. Volta further reduced program spend, representing a combined 38% reduction against its original budget for the 2020 fiscal year. On April 27, 2020, Volta received the Paycheck Protection Program ("PPP") Loan in the amount of $3.2 million with fixed interest of 1% per annum as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) related relief. In the second half of 2020, construction projects and the permitting process for new sites resumed.

The COVID-19 pandemic, the measures taken by the federal, state or local authorities and businesses affected and the resulting economic impact may materially and adversely affect Volta’s business, results of operations, cash flows and financial positions as well as its drivers that use its charging stations. Despite such recent events, Volta management does not anticipate the COVID-19 pandemic will significantly impact future operations, as demonstrated by the launch of several new automotive media campaigns in February 2021. Volta believes that its content network remains attractive to buyers, given over 70% of its charging stations are installed in close proximity to essential businesses such as grocery stores and pharmacies. In addition, despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any of Volta’s assets, or a material change in the estimate of any contingent amounts recorded in the condensed consolidated balance sheet as of September 30, 2021. See "Note 3 - Liquidity” the accompanying unaudited condensed consolidated financial statements for more information. However, the estimates of the impact of the COVID-19 pandemic on Volta’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact, including any variants that may arise, and the economic impact on local, regional, national and international markets. Volta’s management continues to monitor the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. See also the subsection entitled “Key Factors Affecting Operational Results” for further discussion of the possible impact of COVID-19 on Volta’s business.

Basis of Presentation

Substantially all of Volta’s long-lived assets are maintained in, and its losses are attributable to, the United States. The condensed consolidated financial statements include the accounts of Volta and its wholly owned subsidiaries. See, “Note 2 - Summary of Significant Accounting Policies” of the accompanying unaudited condensed consolidated financial statements for more information.

Components of Results of Operations

Revenue

Behavior and Commerce

Behavior and Commerce revenue is principally generated through the delivery of content across the charging network.

Network Development

Network Development revenue is generated from installation, operating and maintenance services of the charging stations to select site partners. Network Development also includes revenue related to the sale of Volta’s charging products and revenue from contracts with utility companies for the sale of installed electrical infrastructure.

Charging Network Operations

Charging Network Operations revenue is generated by utilization of Volta’s charging stations and through the sale of LCFS credits.

Network Intelligence

Network Intelligence revenue consists of license or service fee revenue from proprietary software tools derived from the charging network. Volta offers access to the PredictEVTM tool to utility companies, channel partners and other third parties through a SaaS business model.

Cost of Services

Cost of services consist primarily of contracted labor for sales of installation and maintenance services and costs related to station rent, electricity, insurance, communication, and business property taxes related to Volta’s site leases. Volta expects cost of services to increase in future periods primarily due to increased costs associated with operating a national charging network due to increasing rent and electricity costs as site hosts seek to monetize customer parking spaces.

Cost of Products

Cost of products consist primarily of hardware related costs of Level 2 and DC Fast Charging ("DCFC") stations which includes the station chassis, high-resolution, outdoor screen displays, the EV chargers, routers, and computers. While the cost of products has increased for the current generation of Volta’s award-winning charging stations, which include intuitive lighting features and a new chassis design, Volta seeks to drive cost down of the next generation of stations through scaling purchasing with its manufacturing partners.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel-related expenses, share based compensation, professional fees for legal, accounting, other consulting services, software and licenses, and information technology development services costs. Volta expects to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and NYSE listing standards, additional insurance expenses (including directors’ and officers’ insurance), investor relations activities and other administrative and professional services. Volta also expects to increase the size of its selling, general and administrative function to support the growth of its business.

Depreciation and Amortization

Depreciation and amortization primarily relate to the depreciation of Volta-owned charging stations and its tenant improvements, technology equipment and other tools. Volta anticipates these expenses will continue to increase over time as it continues to build its network.

Other Operating (Income) Expenses

Other operating expenses primarily relate to write offs of expenses related to projects discontinued prior to construction.

Interest Expense

Interest expense primarily consists of interest related to its loan interest, amortization of debt issuance costs and costs related to early termination of debt.

Other (Income) Expense, net

Other (income) expense, net includes expenses related to an accrual for disputed invoices and various local and state government agencies.

Income Tax Expense

Volta’s income tax provision consists of an estimate of federal and state taxes, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law and valuation allowance.

Results of Operations
Comparison of the three months ended September 30, 2021 and 2020

The results of operations presented below should be reviewed in conjunction with Volta’s unaudited condensed consolidated financial statements for the three months ended September 30, 2021 and 2020 and the related notes included elsewhere in this document. The following tables set forth Volta’s consolidated results of operations data for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Variance
in thousands	2021	2020	$	%
REVENUES
Service revenue	$8,058	$4,043	$4,015	99%
Product revenue	372	752	(380)	(50)%
Other revenue	60	—	60	—%
Total revenues	8,490	4,795	3,695	77%

COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization shown below)	5,347	4,554	793	17%
Costs of products (exclusive of depreciation and amortization shown below)	528	669	(141)	(21)%
Selling, general and administrative	28,963	8,954	20,009	223%
Depreciation and amortization	3,116	2,257	859	38%
Other operating (income) expense	203	(13)	216	(1648)%
Total costs and expenses	38,157	16,421	21,736	132%
Loss from operations	(29,667)	(11,626)	(18,041)	155%
OTHER EXPENSES
Interest expense, net	1,639	2,778	(1,139)	(41)%
Other expense, net	188	97	91	94%
Change in fair value of warrant liability	11,554	(3)	11,557	(395517)%
Total other expenses	13,381	2,872	10,509	366%
LOSS BEFORE INCOME TAXES	(43,048)	(14,498)	(28,550)	197%
Income tax expense	—	19	(19)	(98)%
NET LOSS	$(43,048)	$(14,517)	$(28,531)	197%

Revenues

The following table summarizes the changes in revenue from the three months ended September 30, 2020 and September 30, 2021:

	Three Months Ended September 30,		Variance
in thousands	2021	2020	$	%
Revenues
Behavior and Commerce	$7,360	$2,214	$5,146	232%
Network Development	1,071	2,581	(1,510)	(59)%
Charging Network Operations	(1)	—	(1)	—%
Network Intelligence	60	—	60	—%
Total revenues	$8,490	$4,795	$3,695	77%

Behavior and Commerce revenue increased by $5.1 million, or 232%, from September 30, 2020 to September 30, 2021 primarily due to large sales of media campaigns with several national brands in the three months ended September 30, 2021.

Network Development revenue decreased by $1.5 million, or 59%, from September 30, 2020 to September 30, 2021, primarily due to a decrease in installation service revenue as there were 8 station installations completed in the three months ended September 30, 2021 and 61 completed in the three months ended September 30, 2020.

Cost of Revenues

The following table summarizes cost of revenues by products and services:

	Three Months Ended September 30,		Variance
in thousands	2021	2020	$	%
Cost of services	$5,347	$4,554	$793	17%
Cost of products	$528	$669	$(141)	(21)%

Cost of services increased by $0.8 million, or 17%, to $5.3 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase is primarily due to an increase of $0.9 million in station rent due to an increase in the cumulative number of leases that commenced over the prior four quarters, an increase of $0.2 million in advertising and media costs each primarily due to the impacts of COVID-19 and shelter-in-place for the three months ended September 30, 2020, and an increase of $0.1 million in network costs due to an increased fee for station data plans in the three months ended September 30, 2021. The increase was partially offset by a $0.5 million decrease in infrastructure costs.

Cost of products decreased by $0.1 million, or 21%, from three months ended September 30, 2020 to September 30, 2021, primarily due to the decrease of 8 charging stations sold to site partners for the three months ended September 30, 2021 compared to 61 charging stations sold to site partners for the three months ended September 30, 2020.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased by $20.0 million, or 223%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase primarily relates to a $5.8 million increase in payroll and related costs, $2.5 million increase in bonus and commissions due to an increase in Volta’s salaried employee headcount to 253 from 136, a $3.2 million increase in outside services due to the completion of the recapitalization, and a $4.2 million increase in stock based compensation, which increased primarily due to the increase in common stock valuation to $8.65 per share from $2.51 per share at the three months ended September 30, 2021 and September 30, 2020, respectively, the impact of outstanding awards issued as compared to the three months ended September 30, 2020, and several stock option modifications resulting in incremental expense. Additionally, there was an increase of $1.2 million in amortization of additional insurance, an increase of $0.5 million in travel, meal and related expenses from the easing of COVID-19 travel restrictions. Advertising, promotion, and event expenses increased $0.4 million primarily due to expenses related to the Company's completion of the recapitalization in September 2021. Software license expenses increased by $0.9 million due to increased purchases of prepaid software licenses and subscriptions. Rent and facilities expenses increased $0.4 million due the Carolina office lease extensions.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.9 million, or 38%, to $3.1 million for the three months ended September 30, 2021 from $2.3 million for the three months ended September 30, 2020. This was primarily due to an increase in the aggregate number of Volta-owned installations in service during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020

Other Operating (Income) Expense
Other operating (income) expense increased by $0.2 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to greater losses on disposals of assets and disqualified projects during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Loss from Operations
Loss from operations increased by $18.0 million, or 155%, from September 30, 2020 to September 30, 2021. This was primarily due to an increase in selling, general and administrative expenses of $20.0 million, an increase in other operating (income) expense of $0.2 million, an increase in costs of services and products of $0.7 million and an increase in depreciation and amortization expenses of $0.9 million, partially offset by an increase in revenue of $3.7 million.

Interest Expense, net

Interest expense decreased by $1.1 million, or 41% from the three months ended September 30, 2020 to the three months ended September 30, 2021. The decrease is primarily due to the Company's $0.8 million conversion of the convertible note and $0.4 million accrued interest expense for convertible notes in the three months ended September 30, 2020, for which there were none in the three months ended September 30, 2021.

Other Expense, net

Other expense, net increased by $0.1 million or 94% from the three months ended September 30, 2020 to the three months ended September 30, 2021.

Income Tax Expense

Income tax expense was less than $0.1 million for each of the three months ended September 30, 2020 and September 30, 2021, primarily attributable to state taxes.

Net Loss

Net loss increased by $28.5 million, or 197%, from September 30, 2020 to September 30, 2021, primarily due to an increase of $21.7 million in total costs and expenses, an increase in total other expenses of $10.5 million, partially offset by an increase in revenue of $3.7 million

.
Comparison of the nine months ended September 30, 2021 and 2020

The results of operations presented below should be reviewed in conjunction with Volta’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2021 and 2020 and the related notes included elsewhere in this document. The following table sets forth Volta’s consolidated results of operations data for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Variance
in thousands	2021	2020	$	%
REVENUES
Service revenue	$19,115	$8,907	$10,208	115%
Product revenue	670	1,463	(793)	(54)%
Other revenue	387	706	(319)	(45)%
Total revenues	20,172	11,076	9,096	82%

COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization shown below)	15,087	11,551	3,536	31%
Costs of products (exclusive of depreciation and amortization shown below)	881	1,388	(507)	(37)%
Selling, general and administrative	107,172	26,491	80,681	305%
Depreciation and amortization	7,812	5,251	2,561	49%
Other operating (income) expense	1,067	(361)	1,428	(396)%
Total costs and expenses	132,019	44,320	87,699	198%
Loss from operations	(111,847)	(33,244)	(78,603)	236%
OTHER EXPENSES
Interest expense, net	5,030	5,695	(665)	(12)%
Other expense, net	467	84	383	456%
Change in fair value of warrant liability	11,436	(14)	11,450	(81786)%
Total other expenses	16,933	5,765	11,168	194%
LOSS BEFORE INCOME TAXES	(128,780)	(39,009)	(89,771)	230%
Income tax expense	24	23	1	4%
NET LOSS	$(128,804)	$(39,032)	$(89,772)	230%

Revenues

The following table summarizes the changes in revenue from nine months ended September 30, 2020 to September 30, 2021:

	Nine Months Ended September 30,		Variance
in thousands	2021	2020	$	%
Revenues
Behavior and Commerce	$17,373	$4,181	$13,192	316%
Network Development	2,412	6,189	(3,777)	(61)%
Charging Network Operations	—	706	(706)	(100)%
Network Intelligence	387	—	387	—%
Total revenues	$20,172	$11,076	$9,096	82%

Behavior and Commerce revenue increased by $13.2 million, or 316%, from nine months ended September 30, 2020 to September 30, 2021, primarily due to large sales of media campaigns with several national brands in the nine months ended September 30, 2021.

Network Development revenue decreased by $3.8 million, or 61%, from nine months ended September 30, 2020 to September 30, 2021, primarily due to a decrease in installation service revenue of $2.7 million caused by a decrease of 41 site partner station installations in the nine months ended September 30, 2021 compared to 123 charging stations in the nine months ended September 30, 2020, and a decrease in infrastructure sales of $0.8 million due to no infrastructure sales occurring the nine months ended September 30, 2021.

Charging Network Operations revenue decreased by $0.7 million, or 100%, from nine months ended September 30, 2020 to September 30, 2021, due to no regulatory credit sales occurring in the nine months ended September 30, 2021.

Volta earned $0.4 million in Network Intelligence revenue in the nine months ended September 30, 2021, which it began generating in November 2020.

Cost of Revenues

The following table summarizes cost of revenues by products and services:

	Nine Months Ended September 30,		Variance
in thousands	2021	2020	$	%
Cost of services	$15,087	$11,551	$3,536	31%
Cost of products	$881	$1,388	$(507)	(37)%

Cost of services increased by $3.5 million, or 31%, to $15.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This increase is primarily due to an increase of $3.1 million in station rent as a result of 228 new leases year over year, combined with an increased average monthly lease cost from $1,284 in the nine months ended September 30, 2020 to $1,446 in the nine months ended September 30, 2021, an increase of $0.5 million in network costs due to wireless plan overages incurred in the supply chain during the nine months ended September 30, 2021, and a $0.5 million increase in advertising and media in line with increased sales year over year. This was partially offset by a $0.9 million decrease in infrastructure costs and a $0.6 million decrease in installation and services costs, due to a decrease in the number of completed stations in the nine months ended September 30, 2021.

Cost of products decreased by $0.5 million, or 37%, from nine months ended September 30, 2020 to September 30, 2021. The decrease is due to 41 site partner stations installed for the nine months ended September 30, 2021 compared to the 123 stations for the nine months ended September 30, 2020.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased by $80.7 million, or 305%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This is primarily driven by an increase in non-cash stock-based compensation awards to executive employees of $50.6 million and increase for payroll and related expenses of $11.7 million. This was also driven by an increase of $8.7 million in outside services primarily due to the completion of the recapitalization including $8.4 million in legal, accounting, engineering and professional services and $0.4 million for 2Predict data sciences and machine learning and $0.7 million increase in recruiting efforts. There is also a $2.2 million increase in software, hardware and hosting costs due to an increase in prototyping to test new stations and technology and expensed software and licenses, $4.8 million increase in bonus and commissions primarily due to a $2.6 million increase in commissions for increased media revenue and site contract signings and an increase for sign-on bonuses of $0.6 million driven by an increase in the headcount to 253 from 135 for the nine months ended September 30, 2021 and 2020, respectively, $1.5 million in bonus expense, $0.5 million increase to travel, meal and related increased due to the easing of COVID-19 travel restrictions, $0.2 million increase to SEC and listing fees, and $0.4 million increase in advertising, promotion and events due to expenses related to the Company's completion of the recapitalization in September 2021.
Depreciation and Amortization

Depreciation and amortization expenses increased by $2.6 million, or 49%, to $7.8 million for the nine months ended September 30, 2021 from $5.3 million for the nine months ended September 30, 2020. This increase is primarily due to an increase of number of Volta owned stations in service in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Other Operating (Income) Expense

Other operating (income) expense increased by $1.4 million, or 396%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This increase is primarily due to greater losses on disposals of assets and disqualified projects during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These included components sold at a loss for $0.5 million, disqualified projects for $0.4 million, asset disposals of $0.1 million, and obsolete hardware for $0.1 million.

Loss from Operations

Loss from operations increased by $78.6 million, or 236%, from nine months ended September 30, 2020 to September 30, 2021. This was primarily due to an increase in selling, general and administrative costs of $80.7 million, an increase in costs of services and products of $3.0 million, an increase in depreciation and amortization expenses of $2.6 million and an increase in other operating (income) expense of $1.4 million, partially offset by an increase in revenue of $9.1 million.

Interest Expense

Interest expense decreased by $0.7 million, or 12%, from nine months ended September 30, 2020 to September 30, 2021. The decrease is primarily due to $1.7 million in interest expense for the convertible notes recognized during the nine months ended September 30, 2020 for which there was none in the nine months ended September 30, 2021 due to the conversion of the notes in December 2020. This decrease was offset by higher interest as a function of the Company carrying higher loan balances related to the Energy Impact Partners loan (see Note 10 - Debt Facilities).

Other Expense, net

Other (income) expense, net increased by $0.4 million or 456%, for the nine months ended September 30, 2020 to September 30, 2021. This is primarily due to the $0.1 million increase to the annual franchise tax report expenses.

Income Tax Expense

Income tax expense was less than $0.1 million for each of the nine months ended September 30, 2020 to September 30, 2021, primarily attributable to state taxes.

Net Loss

Net loss increased by $89.8 million, or 230%, from nine months ended September 30, 2020 to September 30, 2021, primarily due to an increase of $87.7 million in total costs and expenses and an increase of $0.7 million in interest expense, partially offset by a $9.1 million increase in revenue.

Liquidity and Capital Resources
Sources of Liquidity

Volta has incurred net losses and negative cash flows from operations since its inception. To date, Volta has funded its operations primarily with proceeds from the issuance of Volta Preferred Stock, borrowings under its loan facilities, including its term loan, a Paycheck Protection Program loan under the Small Business Administration (SBA), and other term loans. Until Volta is cash-flow positive, Volta may need to consider raising funds through the issuance of debt or equity securities or additional borrowings in the future.

Volta’s operations are dependent on its ability to generate meaningful long-term revenue and will highly depend on driver behavior trends as well as increased and sustained driver demand for EVs and related charging services. If the market for EVs does not develop as Volta expects or develops more slowly than it expects, or if there is a decrease in driver demand for EV charging services, Volta’s business, prospects, financial condition and results of operations will be harmed. The market for EV charging is relatively new, rapidly evolving, characterized by rapidly changing technologies, volatile electricity pricing, additional competitors, evolving government regulation (including carbon credits) and industry standards, frequent new vehicle announcements and changing driver demands and behaviors. Any number of changes in the industry could negatively affect revenue generation from Behavior and Commerce and EV charging.

For the nine months ended September 30, 2021, the Company incurred a net loss of $128.8 million and had negative cash flows from operating activities of $46.0 million. Volta has a cash balance of $331.3 million as of September 30, 2021.

The Company entered into a Business Combination Agreement with Tortoise Acquisition Corp. II. on February 7, 2021 and subsequently began trading on the New York Stock Exchange (NYSE) (see Note 1 - Description of Business). The Company believes that its cash and cash equivalents balance as of September 30, 2021 provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying unaudited condensed consolidated financial statements.

Liquidity Policy

As an early-stage company, Volta maintains a strong focus on liquidity and defines its liquidity risk tolerance based on sources and uses to maintain a sufficient liquidity position to meet its obligations under both normal and stressed conditions. Volta manages its liquidity to provide access to sufficient funding to meet its business needs and financial obligations, as well as capital allocation and growth objectives.

Debt Profile

The following table summarizes Volta’s debt balances and key related loan information:

					Net Carrying Value
in thousands	Principal Amount	Issuance Date	Maturity Date	Interest Rate	September 30, 2021	December 31, 2020
Term Loan	$49,000	6/19/2019	6/19/2024	12%[1]	$44,918	$49,000
PPP Loan	3,193	4/27/2020	4/27/2022	1%[2]	3,193	3,193
Total principal long-term debt					48,111	52,193
Less unamortized deferred issuance fees					922	1,173
Total debt					47,189	51,020
Less: current portion of long-term debt					19,527	10,323
Long-term debt, net of current portion					$27,662	$40,697

(1)The interest rate on the term loan as of June 19, 2019 was a fixed rate of 12% per annum. Please see Note 10 - Debt Facilities to the accompanying unaudited condensed consolidated financial statements for additional information.
(2) The interest rate on the PPP Loan, as of April 27, 2020, was a fixed rate of 1% per annum. Please see Note 10 - Debt Facilities to the accompanying unaudited condensed consolidated financial statements for additional information.

On June 19, 2019, Volta entered into a senior secured term loan agreement, and has drawn a total of $49.0 million over the life of the term loan. Volta drew an initial amount of $24.0 million under the term loan during the year ended December 31, 2019 and drew an additional $25.0 million under the term loan during the year ended December 31, 2020 to help fund network expansion and operating activities. The term loan agreement is fully funded based on capital expenditures and is secured by stations and other assets. The loan agreement states there are no limits or restrictions on the use of funds drawn. Interest on the outstanding balance of the term loan is equal to 12% per annum, and principal payments are due in equal monthly installments which began on July 1, 2021.

In addition, on April 4, 2020, Volta obtained a PPP Loan under the SBA program in the amount of $3.2 million. Subject to certain qualifications and exclusions, the amount of loan forgiveness would have been reduced if Volta terminated employees or reduced salaries during the covered period. Any portion of the loan that is not forgiven will carry interest at the stated rate of 1% per annum, and equal installment payments would be due monthly. Volta repaid the PPP Loan by its stated maturity date and subsequent to the completion of the transaction documented in "Note 1 - Description of Business,” of the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2021 for additional information.

The following table summarizes Volta’s financing obligations related to digital media screens:

	September 30	December 31
in thousands	2021	2020
Financing obligation, long-term portion	$(3,279)	$(3,845)
Plus: current portion of financing obligation	(836)	(722)
Total financing obligation	$(4,115)	$(4,567)

Volta entered into multiple sale-leaseback arrangements of digital media screens that do not qualify as asset sales and are accounted for as financing obligations. These financing obligations have been amortized over the 5-year term at Volta's incremental borrowing rate at the time of the transaction which has ranged between 7.02%-16.68%.

Please refer to Note 10 - Debt Facilities,” of Volta’s of the accompanying unaudited condensed consolidated financial statements for additional information.

Cash Flow Summary

The following table summarizes Volta’s cash flows for the nine months ended September 30, 2021 and September 30, 2020:

	Nine Months Ended September 30,		Change
in thousands	2021	2020	$	%
Net cash used in operating activities	$(43,949)	$(43,759)	$(190)	—%
Net cash used in investing activities	(41,248)	(12,148)	(29,100)	240%
Net cash provided by financing activities	$357,644	$55,758	$301,886	541%

Operating Activities

Net cash used in operating activities remained relatively consistent for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Changes in net cash used in operating activities include a $13.4 million increase in net loss adjusted for non-cash items partially offset by a $8.7 million increase in net working capital, excluding operating lease liabilities. Net working capital was impacted by the net effect of an increase in deferred revenue and accounts payable due to related parties, prepaid partnership costs, and accrued expenses and other current liabilities for the nine months ended September 30, 2020 and a decrease in those accounts for the nine months ended September 30, 2021. Net working capital was also impacted by the net effect of a decrease in accounts payable, and accounts receivable for the nine months ended September 30, 2020, and an increase in those accounts for the nine months ended September 30, 2021. Prepaid expenses and other current assets increased while inventory decreased with respect to both periods presented. There also was an increase in cash due to the $4.7 million decrease in other noncurrent liabilities decreased for the nine months ended September 30, 2020, and increased for the nine months ended September 30, 2021.

Investing Activities

Net cash used in investing activities increased by $29.1 million, or 240%, to $41.2 million for the nine months ended September 30, 2021, as compared to $12.1 million for the nine months ended September 30, 2020, primarily due to $28.7 million decrease in purchases of property and equipment, net for the nine months ended September 30, 2020, due to COVID-19.

Financing Activities

Net cash provided by financing activities increased by $301.9 million, or 541%, to $357.6 million for the nine months ended September 30, 2021, as compared to $55.8 million for the nine months ended September 30, 2020. This was primarily driven by an increase of $350.1 million from the completion of the recapitalization, an increase of $28.7 million in proceeds from issuance of Legacy Volta Series D Preferred Stock, and a $1.3 million increase in the proceeds from exercise of stock options, partially offset by a decrease of $8.3 million for the payment of transaction costs related to the recapitalization, a decrease of $26.1 million in proceeds from issuance of long term debt, a decrease of $30.0 million in proceeds from convertible debt, and a decrease of $3.2 million in proceeds from the PPP loan for the nine months ended September 30, 2021. Additionally, there was a $1.3 million increase in payments of issuance costs related to Series D and D-1 Legacy Volta Preferred Stock, a decrease of $8.3 million for taxes paid on partial recourse notes, and a decrease of $1.0 million in other financing activities for the nine months ended September 31, 2021.

Contractual Obligations

In the normal course of business, Volta enters into obligations and commitments that require future contractual payments. The commitments result primarily from operating leases and long-term debt. The following table summarizes Volta’s contractual obligations and commercial commitments as of September 30, 2021:

in thousands	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating Leases	$89,184	$3,439	$24,177	$22,757	$38,811
Long Term Debt	48,111	5,163	34,781	8,167	—
Financing Obligations	5,061	264	2,578	1,865	354
Total	$142,357	$8,867	$61,536	$32,789	$39,165
Subsequent Events

Please refer to "Note 18 - Subsequent Events,” of the accompanying unaudited condensed consolidated financial statements for additional information.

Non-GAAP Financial Measures

In addition to its financial results determined in accordance with U.S. GAAP, Volta believes the following non-GAAP measure is useful in evaluating its operating performance. Volta uses the following non-GAAP financial measure to evaluate its ongoing operations and for internal planning and forecasting purposes. Volta believes that this non-GAAP financial measure, when taken together with the corresponding U.S. GAAP financial measure, provides meaningful, supplemental information regarding its performance by excluding certain items that may not be indicative of its business, results of operations or outlook. Volta considers EBITDA to be an important measure because it helps illustrate underlying trends in its business and its historical operating performance on a more consistent basis. Volta believes that the use of EBITDA is helpful to its investors as it is a metric used by management in assessing the health of its business and its operating performance.

However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In addition, other companies, including companies in Volta’s industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Volta’s non-GAAP financial measures as tools for comparison. A reconciliation is provided below for the non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measure and the reconciliation of this non-GAAP financial measure to its most directly comparable U.S. GAAP financial measure, and not to rely on any single financial measure to evaluate Volta’s business.

EBITDA

In order to provide investors with greater insight and allow for a more comprehensive understanding of the information used by management and the board of directors in its financial and operational decision-making, Volta has supplemented the Condensed Consolidated Financial Statements presented on a U.S. GAAP basis in this Quarterly Report on Form 10-Q with EBITDA as a non-GAAP financial measure. Volta believes EBITDA provides its board of directors, management and investors with a helpful measure for comparing its operating performance with the performance of other companies that have different financing and capital structures or tax rates. Volta also believes that EBITDA is a measure frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry, and is a measure contained in its debt covenants. However, while Volta considers EBITDA to be an important measure of operating performance, EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of Volta’s results as reported under U.S. GAAP.

The following table provides a reconciliation of EBITDA to net (loss) income, the most directly comparable U.S. GAAP measure reported in Volta’s unaudited condensed consolidated financial statements for the following periods:

	Three Months Ended September 30,		Variance
in thousands	2021	2020	$	%
Net Income (Loss)	$(43,048)	$(14,517)	$(28,531)	197%
Income tax (benefit) expense	—	19	(19)	(100)%
Interest expense	1,639	2,778	(1,139)	(41)%
Depreciation and amortization	3,116	2,257	859	38%
EBITDA	$(38,293)	$(9,463)	$(28,830)	305%

EBITDA decreased by $28.8 million, or 305%, to $(38.3) million in the three months ended September 30, 2021, as compared to $(9.5) million for the three months ended September 30, 2020. This is primarily attributable to an increase of $0.7 million of cost of services and products, an increase of $20.0 million in selling, general and administrative expenses, an increase in depreciation and amortization of $0.9 million, and an increase in other operating (income) expense of $0.2 million, partially offset by an increase in revenues of $3.7 million.

The following table provides a reconciliation of EBITDA to net (loss) income, the most directly comparable U.S. GAAP measure reported in Volta’s unaudited condensed consolidated financial statements for the following periods:

	Nine Months Ended September 30,		Variance
in thousands	2021	2020	$	%
Net Income (Loss)	$(128,804)	$(39,032)	$(89,772)	230%
Income tax (benefit) expense	24	23	1	4%
Interest expense	5,030	5,695	(665)	(12)%
Depreciation and amortization	7,812	5,251	2,561	49%
EBITDA	$(115,938)	$(28,063)	$(87,875)	313%

EBITDA decreased by $87.9 million, or 313%, to $(115.9) million for nine months ended September 30, 2021, as compared to $(28.0) million for nine months ended September 30, 2020. This is primarily attributable to an increase of $3.0 million of cost of services and products, an increase of $80.7 million in selling, general and administrative expenses, an increase in depreciation and amortization of $2.6 million, an increase in other operating (income) expense of $1.4 million, and an increase in interest expense of $0.7 million, partially offset by an increase in revenues of $9.1 million.

Critical Accounting Policies and Estimates

Volta prepares its condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires it to make estimates, assumptions and judgments that can significantly impact the amounts it reports as in its financial statements and the related disclosures. Volta bases its estimates on historical experience and other assumptions that it believes are reasonable under the circumstances.

Volta’s actual results could differ significantly from these estimates under different assumptions and conditions. Volta believes that the accounting policies discussed below are critical to understanding its historical and future performance as these policies involve a greater degree of judgment and complexity.

Please refer to "Note 2 - Summary of Significant Accounting Policies,” of the accompanying unaudited condensed consolidated financial statements for a description of Volta’s accounting policies in detail. Volta believes the following accounting policies require the most significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Emerging Growth Company Status

Pursuant to Section 107(b) of the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by FASB or the SEC either (a) within the same periods as those otherwise applicable to non-emerging growth companies or (b) within the same time periods as private companies. Volta intends to take advantage of the exemption for complying with certain new or revised accounting standards within the same time periods as private companies, such as current expected credit losses and income tax.

Volta also intends to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act, including, but not limited to not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Volta will cease to be an emerging growth company on the date that is the earliest of (a) the last day of the fiscal year in which it has total annual gross revenues of $1.07 billion or more; (b) the last day of its fiscal year following the fifth anniversary of the date of its initial public offering; (c) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the last day of the fiscal year in which it is deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of its common stock held by non-affiliates equals or exceeds $700 million as of the last business day of the second fiscal quarter of such fiscal year.

Network Development Revenue

Volta generates Network Development revenue from the sales of products including charging stations to select site partners and infrastructure to utility companies as well as related installation services and operations and maintenance services on charging stations owned by third parties. Some of Volta’s agreements include non-standard terms and conditions and include promises to transfer multiple goods and services. As a result, significant interpretation and judgment is required to determine the appropriate accounting for these transactions, including: (1) whether performance obligations are considered distinct that should be accounted for separately versus together, how the price should be allocated among the performance obligations, and when to recognize revenue for each performance obligation; (2) developing an estimate of the stand-alone selling price ("SSP") of each distinct performance obligation; (3) combining contracts that may impact the allocation of the transaction price between product and services; and (4) estimating the consideration payable to a customer as a reduction of the transaction price.

When an agreement contains multiple performance obligations, Volta identifies each component to the contract and allocates the transaction price based on a relative SSP. If the arrangement contains a lease it is accounted for in accordance with ASC 842 Leases. In some arrangements, Volta has executed a sale and leaseback of the digital media screens (sale leaseback) and has also acquired the right to control the use of the location to advertise over a set term (location lease). During the construction phase, Volta does not control the underlying asset on the customer’s property. When the sale leaseback qualifies as a financing lease, Volta will not record a sale for accounting purposes of the digital media screen and depreciates that asset over its useful life. For contractual lease payments that do not exceed the fair value of the location lease obligation, Volta records a lease liability and an associated ROU asset based on the discounted lease payments. In some instances, Volta may receive a lease incentive from the lessor which is recorded as a reduction to the lease payments. In arrangements where Volta pays consideration to a customer for a distinct good or service, the consideration payable to a customer is limited to the fair value of the distinct good or service received by the customer. If the contractual payments for the location lease of this arrangement are in excess of fair value, then Volta will estimate the excess contractual payments over fair value and record that amount as a reduction to the transaction price in the arrangement. The reduction to transaction price for consideration payable to a customer is recognized at the later of when Volta pays or promises to pay the consideration or when Volta recognizes the related revenue for the transferred products and services.

The determination of SSP for performance obligations to customers is judgmental and is based on the price that Volta would charge for the same good or service if sold separately on a standalone basis to similar clients in similar circumstances. Volta estimates SSP based on reasonably available data that maximizes the use of observable inputs that may vary over time. Typically, the SSP of Volta’s performance obligations are based on expected cost plus a margin. The margin reflects what the market would be willing to pay adjusted for differences in products, geographies, customers, and other factors.

Sales of charging stations and installed infrastructure is recognized at a point in time when control has been transferred to the customer and is classified as product revenue on our statement of operations. Installation services are recognized over time using an input method based on costs incurred to measure progress toward complete satisfaction of the performance obligation. Revenue from operation and maintenance services is recognized ratably over the term of the arrangement as the services are performed. Payments are typically due within one month after billed.

Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition. Please refer to "Note 2 - Summary of Significant Accounting Policies," of the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2021 for additional information on revenue recognition.

Equity Based Compensation

Volta’s stock-based compensation consists of options that are granted to employees and non-employees as part of their compensation package. As the Company does not have a trading history for its common stock prior to the reverse recapitalization, Volta’s management must make assumptions to estimate the fair value.

The grant-date fair value of employee and non-employee stock options are determined using the Black-Scholes option-pricing model using various inputs, including estimates of expected volatility, term, risk-free rate, and future dividends. Forfeitures are recognized as they occur. Compensation cost is recognized over the vesting period of the applicable award using the straight-line method.

Changes in the following assumptions can materially affect the estimate of fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

Given the absence of a public trading history, the Volta Board considers numerous objective and subjective factors to determine the fair value of Volta Common Stock. These factors include, but are not limited to, (i) contemporaneous valuations of Volta Common Stock performed by an independent valuation specialist; (ii) developments in the business and stage of development; (iii) operational and financial performance and condition; (iv) issuances of Volta Preferred Stock and the rights and preferences of Volta Preferred Stock relative to Volta Common Stock; (v) the current condition of capital markets and the likelihood of achieving a liquidity event, such as an initial public offering or sale of Volta; (vi) the lack of marketability of the Volta Common Stock; and (vii) experience of management and hiring of key personnel.

The grant date fair value of Volta Common Stock was determined using valuation methodologies which utilize certain assumptions, including probability weighting events, volatility, time to liquidation, a risk-free interest rate, and an assumption for a discount for lack of marketability.

Volta used the market approach to determine the fair value of the Volta Common Stock. This approach measures the value of an asset or business through an analysis of recent sales or offerings of comparable investments or assets and gives consideration to the financial condition and operating performance of an entity relative to those of public entities operating in the same or similar lines of business. Volta applies the market approach by utilizing the Backsolve method, which uses a Black-Scholes option pricing model to calculate the implied value based on the recent transaction price. For purposes of allocating the fair value of Common Stock, Volta used the Option Pricing Method ("OPM"). Under the OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the Preferred and Common Stock are inferred by analyzing these options. This method is appropriate to use when the range of possible future outcomes is so difficult to predict that estimates would be highly speculative, and dissolution or liquidation is not imminent.

For financial reporting purposes, Volta considers the amount of time between the valuation date and the grant date to determine whether to use the latest common stock valuation or a straight-line interpolation between the two valuation dates. The determination includes an evaluation of whether the subsequent valuation indicates that any significant change in valuation had occurred between the previous valuation and the grant date.

The following table summarizes the key share-based payment valuation assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.9%	0.4%	0.7%	0.8%
Expected volatility	64.2%	54.9%	60.4%	48.0%
Expected term (in years)	6.0	5.9	5.8	5.9

Expected Dividend Yield

Volta does not expect, and is not contractually obligated, to pay dividends in the foreseeable future.

Risk-free Interest Rate

The risk-free interest rate is based on the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the expected term.

Expected Volatility

Expected volatility is a measure of the amount of fluctuation in the value of Volta’s share price over a specific time period. Volatility is generally calculated as the standard deviation of the continuously compounding rates of return on the share over a specified period and is typically expressed as annualized returns. Judgment is required to select a method to estimate expected volatility for nonpublic companies. As Volta does not have a trading history prior to the reverse recapitalization, sufficient historical information related to the fair value of Volta’s options is not available. Nonpublic entities may use average volatility for comparable public companies to form a reasonable basis for the assumption of expected volatility. To identify similar entities, Volta considered characteristics of each, such as industry, stage of life cycle, size and financial leverage. The average volatility actually used in the fair value determination for stock options was 48%-60% for grants issued in the nine months ended September 30, 2020 and 55%-64% for awards granted in the nine months ended September 30, 2021.

Expected Term (in years)

Volta uses the practical expedient in ASC 718 which allows nonpublic entities to follow a simplified approach for calculating expected term. For service vesting conditions, the expected term is the midpoint between the requisite service period and the contractual term of the option. For performance vesting conditions, the expected term is determined based on the probability of occurrence. When the occurrence is probable, the expected term is the midpoint between the requisite service period and the contractual term of the option. If the occurrence is other than probable, the expected term is the contractual term when the service period is not stated, or the midpoint between the requisite service period and the contractual term if the requisite service period or vesting period is stated.

Fair Value of Warrant Liabilities

Volta classifies Legacy Volta Preferred Stock Warrants and the Public and Private Warrants as long-term liabilities at their estimated fair value. The liability is subject to remeasurement at each condensed consolidated balance sheet date, with changes in fair value recorded in change in fair value of warrant liability in the condensed consolidated statement of operations and comprehensive loss. Volta will continue to revalue all warrants until exercise, expiration, conversion or until they are no longer redeemable. As of September 30, 2021, none of the Legacy Volta Preferred Stock Warrants and all of the Private Warrants remain outstanding. As of September 30, 2021, 75 shares of the Public Warrants have been exercised.

Volta estimates the fair value of the Public and Private Warrants using the Binomial Lattice pricing model. Volta is required to make assumptions and estimates in determining an appropriate risk-free interest rate, volatility, term, dividend yield, discount due to exercise restrictions and the fair value of Volta Common Stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability. Refer to "Note 7 - Fair Value Measurements," of the accompanying unaudited condensed consolidated financial statements for additional information.

Long Lived Assets

Property and equipment, net, which primarily consists of charging stations and construction in progress station hardware, is reported at historical cost less accumulated depreciation. Volta estimates the useful lives of the stations to be between five and ten years, based on its historical experience and its plans regarding how it intends to use those assets.

Volta’s experience indicates that the estimated useful lives applied to its portfolio of assets have been reasonable, and it does not expect significant changes to the estimated useful lives of its long-lived assets in the future. When Volta determines that stations or other equipment will be disposed of prior to the end of their initially estimated useful lives, it estimates the revised useful lives and depreciates the assets over the revised period.

Volta also reviews property and equipment for impairment when events and circumstances indicate that depreciable property and equipment might be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

Volta uses various assumptions in determining the remaining useful lives of assets to be disposed of prior to the end of their useful lives and in determining the current fair market value of long-lived assets that are determined to be unrecoverable. Estimated useful lives and fair values are sensitive to factors including contractual commitments, regulatory requirements and future expected cash flows. Volta’s impairment loss calculations require management to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

Leases

Volta maintains multiple lease arrangements depending on negotiating contracts with customers relating to installed charging stations. The charging stations have two units of account: the charging station and digital media screen. Volta recognizes a financing transaction on the digital media screen, which remains on Volta’s condensed consolidated balance sheet based on the cost of the digital media screen and is depreciated over its useful life. Volta also leases the location of the charging stations and this is recognized as an operating lease arrangement, with a lease liability and ROU asset under ASC 842. Volta voluntarily early adopted accounting standards for the treatment of leases under ASC 842 prior to the required adoption after December 15, 2021 given its business and operations in relation to leased properties on a go-forward basis.

Volta uses significant estimates in accounting for lease liabilities and ROU assets, which are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease interest rate used to determine the present value of future lease payments is based on Volta’s incremental borrowing rate. Volta’s leases are all long term, extending beyond a twelve-month period, and include periods under options to extend or terminate the lease when it is reasonably certain Volta will exercise such options. Volta identifies separate lease and non-lease components, and the non-lease components are typically comprised of electricity reimbursements to the landlord.

Volta has elected the practical expedient to account for lease and non-lease components as a combined single lease component, increasing the amount of Volta’s lease liabilities and ROU assets.

Please refer to "Note 2 - Summary of Significant Accounting Policies," and "Note 14 - Leases," of the accompanying unaudited condensed consolidated financial statements for additional information about leases.

Income Taxes

Volta utilizes the liability method in accounting for income taxes. Deferred tax assets and liabilities reflect the estimated future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax assets will not be realized. Volta makes estimates, assumptions and judgments to determine its provision for its income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Volta assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, it establishes a valuation allowance.

Volta recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits which, as of the date of this Quarterly Report on Form 10-Q, have not been material, are recognized within provision for income taxes. As of September 30, 2021, Volta has determined there are no uncertain tax positions.

Off-Balance Sheet Arrangements

As of the condensed consolidated balance sheet dates of September 30, 2021 and September 30, 2020, Volta has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

Refer to "Note 2 - Summary of Significant Accounting Policies," of the accompanying unaudited condensed consolidated financial statements for a discussion of the impact of recent accounting pronouncements.

Related Party Transactions

Refer to "Note 17 - Related Party Transactions," of the accompanying unaudited condensed consolidated financial statements for additional information for related party transactions.

Quantitative and Qualitative Disclosures About Market Risk
Volta’s operations include activities solely based in the United States. These operations expose Volta to a variety of market risks, including the effects of changes in interest rates and changes in consumer attitudes. Volta monitors and manages these financial exposures as an integral part of its overall risk management program.

Interest Rate Risk

Volta had a cash balance totaling $331.3 million as of September 30, 2021. Volta manages its cash through zero balance accounts and demand deposit accounts for which the amount held is equal to the fair value. Volta’s total principal long-term debt balance was $48.1 million as of September 30, 2021 had a fixed interest rate of 12% per annum for its Energy Impact Partners loan and 1% per annum for its PPP Loan, respectively. Because the rates are fixed, a change in market rates would have no impact on Volta’s financial position or results of operations.

Foreign Exchange Risk

Volta is not currently exposed to changes in foreign currency exchange rates, however, its operations may be subject to fluctuations in foreign currency exchange rates in the future to the extent it opens offices or initiates business activities in locations where it might incur expenses or generate revenues in currencies other that U.S. dollars.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Volta’s operations include activities solely based in the United States. These operations expose Volta to a variety of market risks, including the effects of changes in interest rates and changes in consumer attitudes. Volta monitors and manages these financial exposures as an integral part of its overall risk management program.

Interest Rate Risk
Volta had a cash balance totaling $331.3 million and $58.8 million as of September 30, 2021 and December 31, 2020, respectively. Volta manages its cash through zero balance accounts and demand deposit accounts for which the amount held is equal to the fair value. Volta’s total principal long-term debt balance was $27.7 million and $40.7 million as of September 30, 2021 and December 31, 2020, and had fixed interest rates of 12% per annum for its Energy Impact Partners loan and 1% per annum for its PPP Loan, respectively. Because the rates are fixed, a change in market rates would have no impact on Volta’s financial position or results of operations.

Foreign Exchange Risk
Volta expanded operations internationally during the three months ended June 30, 2021 and is currently exposed to changes in foreign currency exchange rates, however, its international operations have been immaterial to the condensed consolidated financial statements.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated interim financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weakness

As disclosed in our prospectus filed pursuant to Rule 424(b)(3) of the Securities Act on September 29, 2021, in connection with the preparation of Volta’s condensed consolidated financial statements as of and for the years ended December 31, 2020 and 2019, certain material weaknesses were identified in Volta’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Volta’s interim or annual condensed consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses were as follows:

• Volta did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to appropriately analyze, record and disclose complex technical accounting matters, including equity transactions and asset retirement obligations, commensurate with its accounting and reporting requirements.

• Volta did not maintain a sufficient complement of personnel to ensure appropriate segregation of duties to ensure that all journal entries and reconciliations were reviewed by an individual other than the preparer. Additionally, the Chief Financial Officer had inappropriate access rights in the general ledger system.

• Volta did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to appropriately prevent, detect or correct material misstatements which resulted in a high volume of correcting journal entries recorded subsequent to year-end; and

• Volta did not design and maintain effective controls over certain information technology general controls for information systems that are relevant to the preparation of its condensed consolidated financial statements. Specifically, Volta did not design and maintain program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately during migration.

These material weaknesses could result in a misstatement of substantially all of Volta’s accounts or disclosures, which would result in a material misstatement to the interim or annual condensed consolidated financial statements that would not be prevented or detected. We have concluded that these material weaknesses arose because, as a recently private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

Remediation Plans

We have commenced measures to remediate the identified material weaknesses. These measures include hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls.

Further, Volta has designed and implemented formal controls for review procedures, reconciliations, disclosure and financial statement processes, including reviews of material agreements and implementing adequate cut-off procedures for expenses and payables.

We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes, controls, and reviews. Volta plans to continue to assess its internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters it identifies or are brought to its attention. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate further action.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Volta may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of its business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. Volta is not currently a party to any actions, claims, suits or other legal proceedings the outcome of which, if determined adversely to Volta, would individually or in the aggregate have a material adverse effect on Volta’s business, financial condition or results of operations.

Item 1A. Risk Factors
RISK FACTORS
Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this prospectus, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Volta’s Business

Volta is an early stage company with a history of losses and expects to incur significant expenses and losses for the foreseeable future.

Volta has a history of operating losses. Volta incurred a net loss of $128.8 million for the nine months ended September 30, 2021, and as of September 30, 2021, Volta had an accumulated deficit of approximately $280.9 million. Volta believes it will continue to incur operating and net losses each quarter for the foreseeable future. Even if Volta achieves profitability in any quarter, there can be no assurance that Volta will be able to maintain profitability. Volta’s potential profitability is particularly dependent upon the continued adoption of electric vehicles (“EVs”) by drivers and fleet operators, the continued availability of, and Volta’s continued eligibility for, governmental incentives and credits associated with EV charging stations, Volta’s ability to receive anticipated benefits from any upfront capital expenditures it incurs to develop and expand its charging network, the absence of changes in law or regulation relating to the EV charging industry that disproportionately benefit Volta’s competitors or that require significant changes to Volta’s products, services or business model, the impact of laws and regulations, or the absence of changes in law or regulation, that restrict or otherwise adversely impact Volta’s ability to conduct its content-delivery activities, the recognition by content partners, site hosts and other business partners of the benefits of Volta’s content offerings and, in each case, the hosting and utilization of Volta’s chargers, any of which may not occur at the levels Volta currently anticipates or at all.

Failure to effectively expand Volta’s sales, marketing and operational team could harm its ability to grow its business and strategic partnerships and achieve broader market acceptance of its products and services.

Volta’s ability to grow its business and charging network and strategic partnerships to achieve broader market acceptance with site hosts, content partners and drivers, grow revenue and achieve and sustain profitability will depend, to a significant extent, on its ability to effectively expand its sales, content, marketing, technology and operational teams and capabilities. Volta relies on its site acquisition and content sales and marketing teams to expand its commercial footprint and obtain new content partners, respectively, in order to grow its EV charging business, and Volta relies on its network planning, engineering, site development, operations and project management personnel to build out and serve new sites. Volta also relies on its technology team, which is currently being scaled, to continue to develop improvements, enhancements and new functionality in its EV charging stations, mobile application platform and network planning tools. Volta plans to continue to expand in these functional areas but it may not be able to recruit and hire a sufficient number of competent personnel with the requisite skills, technical expertise and experience, which may adversely affect its ability to expand such capabilities. The hiring process can be costly and time-consuming, and new employees may require significant training and time before they achieve full productivity. Recent hires and planned hires may not become as productive as quickly as anticipated, and Volta may be unable to hire or retain sufficient numbers of qualified individuals. In the event that Volta’s employees join a labor union, higher employee costs and increased risk of work stoppages or strikes could result. Any failure to recruit, train, incentivize and retain a sufficient number of qualified personnel and to have such personnel attain desired productivity levels within a reasonable period of time and in a cost-effective manner could harm Volta’s growth prospects and ability to achieve or sustain profitability, and have an adverse effect on its business, financial condition and results of operations. See also “— If Volta is unable to attract and retain key employees and hire qualified management, technical, engineering and sales personnel, its ability to compete and successfully grow its business would be harmed.”

Failure to expand Volta’s geographic footprint and to build scalable and robust processes could harm its prospects for growth and profitability, and Volta may never successfully do so or achieve or sustain profitability.

Volta’s ability to achieve significant revenue growth and profitability in the future will depend, in large part, on its success in expanding its business both within its existing markets and to additional markets and geographies and building scalable and robust processes to manage its business and operations. If prospective commercial partners, such as site hosts and content partners in such existing and new markets and geographies do not perceive Volta’s product and service offerings to be of value to them or Volta’s EV charging stations and services are not favorably received by them or by drivers in such markets, Volta may not be able to attract and retain such business partners and successfully expand in its existing markets and to new markets and geographies.

In addition, if Volta is not able to build scalable and robust processes to manage its existing business operations and prospective growth and expansion, it may fail to satisfy and retain its existing business partners and drivers that utilize its charging stations and may not be able to attract new business partners and driver interest in additional markets and, as a result, Volta’s ability to maintain and/or grow its business and achieve or sustain profitability will be adversely affected. For example, site hosts may elect not to adopt Volta’s products or services for many reasons, including a perception that they or their customers are unlikely to derive sufficient value from Volta’s EV charging services, that Volta’s content services will not sufficiently drive customer engagement at such host site, that the local community objects to Volta’s stations due to their size, display screens or otherwise, that competitors provide a better value or experience or that service issues are not satisfactorily resolved. Retention and expansion of site host, content partner and driver interest and engagement will also be dependent on the quality, effectiveness and perception of Volta’s customer service and operations and any failure by Volta to offer high quality support to its business partners and users of its charging stations could adversely affect Volta’s business, reputation and growth prospects. See also “— Customer-Related Risks — If Volta fails to offer high-quality support to site partners and drivers, its business and reputation will suffer.”

If Volta is not able to build robust and scalable processes to manage its existing business operations and prospective growth and expansion, it may be unable to successfully compete in retaining existing business partners and drivers that use its charging stations and attracting new business partners and drivers in existing and new markets and geographies. Any such failure to compete or expand its business would adversely affect Volta’s business, prospects, financial condition and results of operations and ability to achieve or sustain profitability.

Volta currently faces competition from a number of companies in the EV charging market, and expects to face significant competition in the future as the market for EV charging evolves.

The EV charging market is relatively new and Volta currently faces competition from a number of companies. Volta believes its current competitors to its EV charging owner-operator business activities are EVgo Services LLC, Electrify America LLC (“Electrify America”), Tesla Inc. (“Tesla”), EVBox Group, ChargePoint, Inc., Rivian Automotive Inc., Pod Point Limited, EVConnect, Inc., Engie SA and Blink Charging Co., or charging networks being developed by OEMs or in partnership with any of the aforementioned competitors. The principal competitive factors in the EV charging industry include capital efficient deployment; revenue lines and diversity of revenue opportunities; charger utilization and pricing to drivers; charger network reliability, scale and local density; charger count, charger locations and accessibility; charger connectivity to EVs and ability to charge all models and standards; speed of charging relative to expected vehicle dwell times at the location; software-enabled services offerings and overall business partner and driver experience; operator brand, track record and reputation; access to equipment vendors and service providers; installation expertise and costs; and policy incentives. Large initial stage markets require significant early capital expenditures, engagement across verticals and driver engagement to gain market share, and ongoing effort to scale product and service offerings, channels, installers, teams and processes. There are also competitors, in particular those with limited funding, experience or commitment to quality assurance, that could cause poor experiences, hampering overall EV adoption or trust in any particular provider of charging services. Further, Volta’s current or potential competitors may be acquired by third parties with different commercial objectives and imperatives and greater available resources.

In addition, there are other means for charging EVs, which could affect the level of demand for charging at Volta’s charging stations. For example, Tesla continues to build out its supercharger network across the United States for Tesla vehicles, which could reduce overall demand for new Volta charging stations at sites that host Tesla chargers or reduce utilization of existing Volta charging stations located at the same sites. Tesla may also open its supercharger network to support charging of non-Tesla EVs in the future, which could further reduce demand for charging on Volta’s stations. Municipalities may also determine to provide additional public charging options, including by converting existing electricity infrastructure into public EV charging points, or determine to limit or reduce permitting for new EV charging stations due to perceived oversaturation or concerns relating to electric grid capacity, any of which could potentially reduce Volta’s serviceable markets. In addition, retailers, utilities or other site hosts or commercial, municipal and federal fleet businesses may opt to become owners and operators of public or private EV charging equipment and purchase that equipment and associated management software directly from other vendors in the marketplace.

Additionally, future changes in charging preferences and technologies; the development of inductive EV charging capabilities; battery chemistries, ultralong-range batteries or energy storage technologies, industry standards or applications; driver behavior; autonomous driving; increased focus on non-automotive transit alternatives, including mobility hubs and micromobility options in major markets; or battery EV efficiency may develop in ways that limit Volta’s future share gains in desirable markets or slow the growth of Volta’s addressable or serviceable market. Competitors may be able to respond more quickly and effectively than Volta to new or changing site host or driver preferences and other opportunities, technologies, standards or regulatory requirements, may be eligible for favorable governmental incentives that are not available to Volta and/or may be better equipped to initiate or withstand substantial price or technological competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace.

The EV charging business may become more competitive, pressuring future increases in utilization and margins. Competition is still developing and is expected to increase as the number of EVs sold increases. In addition, further competition has in the past and may in the future arise from regulatory or judicial action. For example, one of Volta’s current competitors is Electrify America, a subsidiary of Volkswagen. Electrify America was formed as part of Volkswagen’s consent decree with the U.S. Environmental Protection Agency in connection with its diesel emissions issue. Volkswagen was forced to commit $2 billion to Electrify America and the expansion of its EV charger network over a ten-year period, which began in January 2017. Electrify America expects to install (or have under development) approximately 800 public EV charging sites with approximately 3,500 chargers by December 2021 and is currently approaching completion of cycle 2 of its 4-cycle spending program. Because Electrify America’s expansion of its EV charger network is mandated by the consent decree and not necessarily done in a manner designed to maximize economic return, Electrify America’s rate of expansion may outpace Volta’s and limit Volta’s serviceable market or increase Volta’s costs to install or operate its charging stations, including due to charger saturation or grid efficiency concerns in the markets that Electrify America is servicing or into which it is expanding.

Barriers to entry in the EV charging market may erode as a result of government intervention, leading to more competitors or existing competitors becoming better positioned to succeed. In addition, in some jurisdictions, Volta may see competition from local utilities who may be interested in, and receive regulatory approval for, ownership of public EV charging equipment, from various owners of non-networked Level 2 chargers, and from new entrants into the U.S. EV charging market. Further, Volta’s competitors may not be subject to the same regulatory requirements as Volta, such as those relating to Volta’s digital display screens and content offerings, providing them with greater flexibility as to placement and expansion of their EV charging networks and facilitating their competition with Volta.

New competitors or alliances may emerge in the future that are better financed or have greater access to capital than Volta, secure greater market share, have proprietary technologies that site hosts or drivers prefer, have more effective marketing abilities and/or face different financial hurdles, which could put Volta at a competitive disadvantage. Further, Volta’s current strategic initiatives and contracts with major business partners and key site hosts may fail to result in a sustainable competitive advantage for Volta. Future competitors could also be better positioned to serve certain segments of Volta’s current or future target markets, which could create price pressure or erode Volta’s market share. In light of these factors, current or potential drivers that use Volta’s charging stations may utilize charging services of competitors, resulting in reduced demand for Volta’s charging stations and for content offerings among existing and prospective site hosts and content partners. If Volta fails to adapt to changing market conditions or continue to compete successfully with current charging providers or new competitors, its growth will be inhibited, adversely affecting its business, financial condition and results of operations.

Volta also faces intense competition in its content-delivery activities and expects to continue to face significant competition as the market for out-of-home and digital display media evolves.

The place-based digital media industry is fragmented, consisting of a few traditional companies operating on a national basis, such as Outfront Media, Inc., Clear Channel Outdoor Holdings, Inc., Lamar Advertising Company, JCDecaux Group, Intersection Media, LLC and Destination Media, Inc., as well as new, digitally forward, omni-channel platforms like Google, Facebook and Twitter, and hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. Volta competes with all of these companies for its content partners. Content rates also vary greatly from market-to-market and on a format-by-format basis, creating various opportunities for competition on pricing. If Volta’s competitors offer media displays at rates below the rates Volta charges, it could lose potential content partners and could be pressured or unable, due to content format, market differences or otherwise, to reduce its rates below those currently charged to attract or retain content partners. In addition, installation of digital displays by Volta or its competitors at a pace or location that exceeds the ability of the market to derive new revenues from those displays could also have an adverse effect on Volta’s business, financial condition and results of operations.

In particular, competition in the place-based digital media industry and the content rates Volta is able to charge are based on a number of different factors, including location, size of display, market and total number of impressions delivered by a display or group of displays. The number of impressions delivered by Volta’s displays are measured by Geopath, Inc. (“Geopath”), an independent third-party organization that provides audience measurement for the out-of-home and place-based media industries. Geopath leverages a range of data sources, including anonymous location and trip data from connected vehicles and smartphones, to understand the number of people passing a display during a defined period of time. Due to how total impressions are calculated, Volta’s ability to generate additional content revenue from the placement of multiple charging stations equipped with digital displays at any one site may be limited, as a greater number of displays in close proximity may not yield additional impressions. Similarly, saturation of out-of-home and digital displays at any given site, including those of Volta’s competitors, may put pricing pressure on Volta’s content offerings at that site or reduce the number of displays government authorities are willing to permit. The competitive or regulatory pressures caused by market saturation and the method of calculating the number of and pricing for impressions could limit Volta’s ability to expand its content offerings in any market and have an adverse effect on Volta’s business, financial condition and results of operations.

Volta’s content services also compete with other media, including online, mobile and social media content platforms and traditional platforms (such as television, radio, print and direct mail marketers). In addition, Volta competes with a wide variety of out-of-home media, including media in shopping centers, grocery stores, movie theaters, transit locations and sports and entertainment venues, among other locations. Advertisers compare relative costs of available media, including the average cost per thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the out-of-home and place-based media industry relies on its relative cost efficiency and its ability to reach specific markets, geographic areas and/or demographics. Further, as digital media technology continues to develop, Volta’s competitors in the place-based media industry may be able to offer products or services that are, or that are seen to be, substantially similar to or better than Volta’s. This may force Volta to compete in different ways and incur additional costs and/or expend resources in order to remain competitive. If Volta’s competitors are more successful than Volta is in developing digital content products, diversifying the placement of their digital displays to maximize additional impressions or in attracting and retaining content partners, Volta’s business, financial condition and results of operations could be adversely affected.

Volta has experienced rapid growth and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.

Volta has experienced rapid growth in recent periods. For example, the number of full-time employees has grown from 64 as of December 31, 2018 to 145 as of December 31, 2020. Volta also continues to invest in the development and enhancement of its technology, products and mobile application platform. The growth and expansion of its business has placed and continues to place a significant strain on management, business operations, financial condition and infrastructure and corporate culture. In addition, the COVID-19 pandemic caused Volta to substantially freeze 2020 hiring activity beginning in the first quarter of 2020 and take other remedial actions, including employees working from home, to address prospective impacts of the pandemic, which have placed further strain on Volta’s resources and its ability to effectively manage and continue its growth efforts and development and enhancement of its products and services. See also “— Volta faces risks related to natural disasters and health pandemics, which could have a material adverse effect on its business and results of operations. For example, impacts to Volta’s business as a result of the ongoing COVID-19 pandemic included slow-down of permitting and construction activities during shutdowns, shut-down of properties where Volta’s stations are located, drop off in content spend, shut-down of offices and a transition to remote work forces, impacting revenue potential and usage.”

To manage growth in operations and personnel, Volta will need to continue to improve its operational, financial and management controls and reporting systems and procedures, and to successfully integrate new personnel hired while Volta’s employees continue to work from home. Failure to manage growth effectively could result in difficulty or delays in attracting new business partners, declines in quality or user satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of business partners, information security vulnerabilities or other operational difficulties, any of which could adversely affect Volta’s business performance and operating results. For example, Volta is in the process of expanding its mobile application functionality to include, among other things, payment processing features and other enhancements. If Volta’s technology team, which is in an early stage of growth, does not have sufficient resources or capabilities to successfully enable such functionality and Volta is not able to appropriately expand its technology team, Volta’s ability to grow its business could be adversely affected. Volta’s strategy is based on a combination of growth and maintenance of strong performance of its existing EV charging network and content offerings, and any inability to scale, to continue to provide a favorable experience for its content partners, site hosts and drivers or to manage operations at its charging sites may negatively impact Volta’s growth trajectory.

In addition, in the event of continued fast growth, Volta’s information technology systems and internal control over financial reporting and procedures may not be adequate to support its operations and may introduce opportunities for data security incidents that may interrupt business operations and permit bad actors to obtain unauthorized access to business or user information. Volta may also face risks to the extent such bad actors infiltrate the information technology infrastructure of its contractors. See also “— Unauthorized disclosure of personal or sensitive data or confidential information, whether through a breach of Volta’s computer systems or otherwise, could severely hurt its business.” Further, as a public company, Volta will be required to maintain effective disclosure controls and procedures and internal control over financial reporting, and the failure to do so could have an adverse effect on its business. See also “— The requirements of being a public company may strain Volta’s resources, divert management’s attention and affect its ability to attract and retain qualified board members and officers.”

Volta depends upon strong relationships with real estate and retail partners to build out its charging network and increased competition or loss of a partner could adversely impact Volta’s business, financial condition and results of operations.

Volta depends on establishing and maintaining strong long-term relationships with real estate and retail partners and site hosts with national and regional multi-site portfolios of commercial and retail properties to build out its charging network. Such site hosts can span a wide array of industries and locations, including retail centers, grocery stores, pharmacies, movie theaters, parking lots, healthcare/medical facilities, municipalities, sports and entertainment venues, parks and recreation areas, restaurants, schools and universities, certain transit and fueling locations and office buildings and other locations and could potentially include hotels, airports, automobile dealers, other transportation hubs and other locations drivers visit day-to-day, any of which may have differing interests and incentives in partnering with an EV charging provider like Volta. If site hosts believe the benefits offered by Volta’s competitors exceed those provided by Volta or that they would not benefit from the content-delivery elements of Volta’s business model, Volta may lose access to high quality property owners necessary to drive and sustain its future growth and profitability. In addition, the loss of a partner with a multi-site portfolio of properties could have an outsized impact on Volta’s business if Volta is not able to enter into agreements with additional site hosts to build out its charging network. Such competition or the loss of key partners could have an adverse effect on Volta’s business, financial condition and results of operations.

Volta derives a significant portion of its revenues from content sales on its charging stations, which fluctuate and are subject to market conditions outside of its control, and Volta may not be able to sell its content services in certain geographies until Volta has achieved scale in such geographies.

Volta derives a significant portion of its revenues from providing content space on its EV charging stations equipped with digital displays. For example, Volta’s Behavior and Commerce revenue, which is principally generated through the delivery of content across the charging network by site and content partners, accounted for 86.1% and 45.8% of Volta’s total revenue for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively, as compared to 12.0% and 52.7%, respectively, for its Network Development revenue. A decline in the economic prospects of media buyers, the economy in general or the economy of any individual geographic market or industry, particularly a market in which Volta conducts substantial business or an industry, such as the retail, automotive, consumer packaged goods or professional services industries, from which Volta derives a significant portion of its content revenues, could alter current or prospective buyers’ spending priorities. In addition, natural disasters, acts of terrorism, disease outbreaks (such as the ongoing COVID-19 pandemic), civil unrest, hostilities, regulatory enforcement or changes in law or enforcement practices, political uncertainty, trade policies (such as tariffs), shifts in market demographics, extraordinary weather events (such as hurricanes, earthquakes, blizzards and wildfires), technological changes and power outages could interrupt Volta’s ability to build, deploy, and/or display content on its charging stations, and/or lead to a reduction in economic certainty and content expenditures by Volta’s existing or prospective content partners. See also “— Volta faces risks related to natural disasters and health pandemics, which could have a material adverse effect on its business and results of operations. For example, impacts to Volta’s business as a result of the ongoing COVID-19 pandemic included slow-down of permitting and construction activities during shutdowns, shut-down of properties where Volta’s stations are located, drop off in content spend, shut-down of offices and a transition to remote work forces, impacting revenue potential and usage.” In addition, content partners may decide to reduce or postpone content spend due to factors outside their and Volta’s control. For example, disruptions to semiconductor supply chains may reduce automobile suppliers’ ability to introduce or manufacture vehicles, leading them to reduce or postpone content spend. Any reduction in media expenditures could adversely affect Volta’s business, financial condition or results of operations. Further, media expenditure patterns may be impacted by any of these factors. For example, buyers’ expenditures may be made with less advance notice and may become difficult to forecast from period to period.

Volta’s content business has experienced and is expected to continue to experience fluctuations as Volta continues to scale its EV charging footprint in various markets, including as a result of seasonality due to, among other things, seasonal buying patterns and seasonal influences on media markets. Typically, content spend is highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust their spending following the holiday shopping season and prepare annual budgets. In addition, until Volta has achieved sufficient scale of its content-driven charging stations in a given market to be able to deliver a meaningful amount of impressions to its content partners, Volta may have difficulties in securing content contracts for that market, which may also lead to fluctuations in its content revenues or an inability to meet its projections of anticipated content revenue. Further, the placement of multiple charging stations at a given site may only yield incremental additional content revenues if the stations are in close proximity or in less desirable locations on a property and do not deliver independent impressions for Volta’s content partners. The effects of such occurrences may make it difficult to estimate future operating results based on the previous results of any specific quarter, which may make it difficult to plan capital expenditures and expansion, could affect operating results and could have an adverse effect on Volta’s business, financial condition and results of operations.

Content-based restrictions on outdoor media by regulators and site partners may further restrict the categories of content that Volta can display on its charging stations.

Restrictions on outdoor media of certain products, services or other content are or may be imposed by federal, state and local laws and regulations, as well as contracts with Volta’s site hosts that provide site hosts with approval rights over content or restrict certain content from being displayed at those sites. For example, tobacco products have been effectively banned from outdoor media in most jurisdictions and state and local governments in some cases limit outdoor media of alcohol. Further, certain municipalities and site hosts may limit issue-based outdoor media, place restrictions on media off-site or off-premises products or services or limit the display of content deemed competitive to existing site host tenants. Content-based restrictions could cause a reduction in Volta’s content revenues by limiting the content partners Volta is able to provide media services to and, more broadly, such restrictions or any expanded restrictions that could be adopted in the future could cause an increase in available space on the existing inventory of displays in the outdoor media industry, which could have an adverse effect on Volta’s business, financial condition and results of operations.

Volta relies on a limited number of suppliers and manufacturers for the manufacture and supply of Volta’s charging stations, some of which are also early stage companies. A loss of any of these partners or defects in or failure of the products with which they supply Volta could negatively affect Volta’s business.

Volta relies on a limited number of suppliers and manufacturers for the manufacture and supply of its charging stations, including in some cases only a single supplier for some products and components, some of which are also early stage companies. Peerless-AV, which assembles Volta’s charging stations, was Volta’s principal supplier for the year ended December 31, 2020 and the nine months ended September 30, 2021, accounting for 75% and 54% of Volta’s supply-related expenditures for such periods, respectively. Tianjin BYD Auto Co. LTD, which assists in the manufacture of Volta charging stations, was Volta's second largest supplier for the nine months ended September 30, 2021, accounting for 26% of Volta's supply-related expenditures. For the year ended December 31, 2020 and the nine months ended September 30, 2021, no other supplier or manufacturer for the supply or manufacture of Volta’s charging stations accounted for greater than approximately 10% of Volta’s supply-related expenditures over the applicable period. See also “Information About Volta — COVID-19 Impact.” This reliance on a limited number of suppliers and manufacturers, including those that are early stage companies that may face challenges in maintaining their existing operations, increases Volta’s risk of supply failure or interruption, since it may not have proven reliable alternative or replacement suppliers or manufacturers beyond these key parties. In the event of interruption, it may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. In addition, if certain components are only available from a single supplier that experiences a supply interruption or ceases operations, compatible replacement components may not be available at reasonable prices or at all, requiring Volta to redesign its EV charging stations for compatibility with available replacement components. Thus, Volta’s business could be adversely affected if one or more of its suppliers or manufacturers is impacted by any interruption at a particular location or if any such suppliers or manufacturers that are early stage companies are not able to continue in operation. In addition, supply chain disruptions may also negatively affect its media revenue potential, through a delay in its ability to deploy stations or a reduction of content spend by content partners, such as automobile manufacturers, who may experience supply chain disruptions as well.

As the demand for public EV charging increases, the charging equipment vendors may also not be able to dedicate sufficient supply chain, production or sales channel capacity to keep up with the required pace of charging infrastructure expansion. Equipment vendors may experience decreased availability of key materials or components or otherwise encounter supply chain disruptions in obtaining the necessary inputs to meet their delivery obligations to Volta. In addition, as the EV market grows, the industry may be exposed to deteriorating design requirements, undetected faults or the erosion of testing standards by charging equipment and component suppliers, which may adversely impact the performance, reliability and lifecycle cost of the chargers. If Volta experiences a significant increase in demand for its charging stations, or if it needs to replace an existing supplier or manufacturer, it may not be possible to supplement or replace them on acceptable terms or at all, which may undermine its ability to deliver and install additional charging stations in a timely manner and could require the redesign or redevelopment of Volta’s technologies, any of which could have an adverse effect on Volta’s business and revenues. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build charging stations or deliver specified components for such charging stations in sufficient volume. Identifying suitable suppliers and manufacturers could be an extensive process that requires Volta to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any significant suppliers or manufacturers could have an adverse effect on Volta’s business, financial condition and results of operations.

The use of suppliers and manufacturers outside of the United States would create additional operational and financial risks for Volta’s business.

As Volta’s business continues to grow, Volta may elect to engage with manufacturers and suppliers outside of the U.S., including potentially in China, for the manufacture and supply of Volta’s charging stations or related components. The use of suppliers and manufacturers outside of the U.S. entails a variety of risks, including currency exchange fluctuations, challenges in oversight of manufacturing activity and quality control, tariffs and other trade barriers, unexpected changes in U.S. or local legal or regulatory requirements relating to such manufacture and supply, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies in the event of any supply failure or interruption, political and economic instability, difficulties protecting intellectual property rights, difficulties in pursuing legal judgments in the event of disputes or failures to supply, risks of delivery delays and significant taxes or other burdens of complying with U.S. and local laws that may be applicable to such arrangements.

Further, there is a risk that the U.S. could require that charging equipment be manufactured in the U.S. in order to access federal financial support or secure contracts with the federal government. If Volta engages with manufacturers and suppliers outside of the U.S., Volta would then have to source equipment from alternative vendors in the U.S. or work with vendors who have manufacturing capacity in the U.S. to participate in certain covered federal programs. In addition, new tariffs and policy incentives could be put in place by the U.S. that favor equipment manufactured by or assembled at American factories, which may increase the costs of continuing to source products or components from international manufacturers and suppliers. In the event Volta engages with manufacturers or suppliers outside of the U.S., including as a single source for any products or components, any such changes in policy or regulation or the associated risks with engaging with such manufacturers or suppliers could have an adverse effect on Volta’s business, financial condition and results of operations.

Volta’s business is subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as Volta expands the scope of such services with other parties.

Volta is typically responsible for the installation of its charging stations at its partners’ sites. These installations are typically performed by electrical and civil contractors engaged and managed by Volta under the oversight of Volta’s construction project managers and site management personnel. The installation of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection, insurance requirements and related matters, as well as various local and other governmental approvals and permits that may vary by jurisdiction. Working with contractors may also require Volta or its site hosts to comply with additional rules, working conditions and other requirements imposed by property owners or other third parties, which can add costs and complexity to an installation project. Working with contractors may also result in Volta’s direct or indirect dependence upon companies with unionized workforces, including suppliers, and any resulting additional costs, including from potential work stoppages or strikes, could have an adverse effect on Volta’s business, financial condition or results of operations. In addition, building codes, accessibility requirements, utility interconnect specifications, review, approval or study lead time or regulations may hinder EV charger installation and can end up taking additional time and costing more in order to meet the code requirements. Increased demand for the components necessary to install charging stations could also lead to higher installation costs. Further, for sites that require the installation of new electricity service by utilities to enable the placement of Volta’s DCFC or other chargers, the additional cost of installation or the length of time it could take the utility to install the new electricity service could further impact Volta’s ability to complete the installation on schedule and at its anticipated cost and could adversely impact Volta’s business arrangements or relationships with its site hosts.

Accidents or damage to charging equipment or components arising from the installation process could also cause additional delays and result in liability or claims against Volta or its site hosts. Damage to property or other utilities, such as water pipes, electrical cables, gas lines or other infrastructure, whether resulting from Volta’s installation efforts or external factors (such as weather damage) during the course of the installation process, could also lead to explosion risk or other damage to the host site, any of which may not be covered by insurance fully or at all, and could lead to further delays and liability, as well as reputational harm for Volta, which could reduce future demand for Volta’s charging stations and related services. Meaningful delays or cost overruns caused by Volta’s vendor supply chains, contractors, or inability of local utilities and approving agencies to cope with the level of activity may also impact Volta’s ability to obtain or recognize revenue from its EV charging stations, including revenue from the sale of content on its charging stations, and/or impact Volta’s relationships with its site hosts and content partners, either of which could impact Volta’s business and profitability.

In addition, if Volta’s contractors are unable to provide timely, thorough and quality installation-related services and fall behind on their construction schedules, Volta’s site hosts and other business partners could become dissatisfied with Volta’s products and services. As the demand for public EV charging increases and qualification requirements for contractors become more stringent, Volta may also encounter shortages in the number of qualified contractors available to complete all of Volta’s desired installations. In addition, while Volta’s contracts typically do not permit its contractors to file liens against Volta’s site hosts’ properties, if Volta fails to timely pay its contractors, they may file such liens notwithstanding such contractual terms and Volta would be required to remove them and its relationship with the site host could be adversely affected.

Volta’s business model is predicated on the presence of qualified and capable electrical and civil contractors and subcontractors in the new markets it intends to enter. There is no guarantee that there will be an adequate supply of such partners. A shortage in the number of qualified contractors may impact the viability of Volta’s business plan, increase risks around the quality of works performed and increase costs if outside contractors are brought into a new market. Further, changes to existing or new licensing requirements for Volta’s contractors may increase Volta’s installation costs or result in further shortages of appropriately licensed contractors to conduct Volta’s installations.

In addition, Volta’s network expansion plan relies on its site development efforts, and its business is exposed to risks associated with receiving site control and access necessary for the installation of the charging station and operation of the charging equipment, electrical interconnection and power supply at identified locations sufficient to host chargers and on a timely basis. Volta does not own the land at the charging sites and generally relies on agreements with site hosts that convey the right to install, own and operate the charging equipment on the site. Volta may not be able to renew the site agreements or retain site control. The process of establishing or extending site control and access could take longer or become more competitive. As the EV market grows, competition for premium sites may intensify, the power distribution grid may require upgrading and electrical interconnection with local utilities may become competitive, all of which may lead to delays in installation and/or commissioning. As a result, Volta may be exposed to increased interconnection costs and utility fees, as well as delays, which may slow the growth of Volta’s charging network expansion.

Volta faces risks related to natural disasters and health pandemics, which could have a material adverse effect on its business and results of operations. For example, impacts to Volta’s business as a result of the ongoing COVID-19 pandemic included slow-down of permitting and construction activities during shutdowns, shut-down of some properties where Volta’s stations are located, drop off in content spend, shut-down of offices and a transition to remote work forces, impacting revenue potential and usage.

Volta faces risks related to natural disasters and health pandemics, including the COVID-19 pandemic and any related COVID-19 variants that may arise from time-to-time, which could have a material adverse effect on its business, financial condition and results of operations. The impact of COVID-19, including changes in driver and business behavior, pandemic fears and market downturns and restrictions on business and individual activities, has created significant volatility in the global and domestic economies and led to reduced economic activity. The spread of COVID-19 has created charging equipment supply chain and shipping constraints, a slow-down in permitting and construction activities and has delayed the installation of new chargers. The COVID-19 pandemic has also resulted in the shut-down of, or significantly reduced the use of, various properties and retail and commercial sites where Volta’s chargers are located, such as retail centers, movie theaters, stadiums, schools and universities, certain transit and fueling locations and office buildings and other locations, which has adversely affected the usage of Volta’s charging stations.

Further, the change in driver behavior resulting from the prolonged COVID-19 shut-downs has also impacted content spend, particularly for outdoor digital displays such as those on Volta’s charging stations, and has and may continue to result in decreased content revenue for Volta. Such changes in driver behavior and the continuing uncertainty as to when and to what extent normal economic and operating activities will resume may also adversely affect Volta’s ability to generate revenue, secure new site locations with existing business partners and secure new real estate and retail partners and site hosts with national and regional multi-site portfolios of commercial and retail properties as such prospective partners continue to evaluate the impact of the COVID-19 pandemic on their businesses and any resulting changes in their business models. In addition, COVID-19 has also disrupted the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers and has led to a decrease in vehicle sales, including EV sales, in markets around the world. Any sustained downturn in demand for EVs or continued impact on driver behavior, including a failure of drivers to return to pre-pandemic retail purchasing and transit behaviors or of employers to return to in-person workplace activities, could harm Volta’s business and negatively impact the growth of its charging network.

The pandemic has resulted in government authorities implementing numerous measures to try to contain COVID-19, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. These measures adversely impacted Volta’s employees and operations and the operations of its site hosts, suppliers, vendors and business partners and negatively impacted demand for EV charging. In addition, the shut-down of government offices in the markets in which Volta operates has resulted in a slow-down in permitting and construction activities and delayed the installation of new chargers, which may negatively impact Volta’s relationships with its site hosts and have an adverse effect on Volta’s ability to generate revenue from such charging stations. These measures by government authorities may remain in place for a significant period of time and may continue to adversely affect Volta’s site development and charger installation plans, sales, marketing and content-delivery activities, business and results of operations.

Volta has modified its business practices in response to the COVID-19 pandemic and currently has all non-essential personnel work from home. Volta has implemented various safety protocols for essential personnel who must leave their homes for work, requiring the use of protective face masks and social distancing, and has restricted work-related airline travel. Volta may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, site hosts, contractors, suppliers, vendors and other business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by COVID-19 or otherwise be satisfactory to government authorities. The transition to remote working has also placed further strain on Volta’s ability to effectively manage and maintain its corporate culture and integration of its work force. For example, the COVID-19 pandemic caused Volta to substantially freeze 2020 hiring activity in the first quarter of 2020 to address prospective impacts of the pandemic, which placed further strain on Volta’s resources and its ability to manage its continuing growth efforts and development and enhancement of its products and services. As Volta resumes hiring activity in 2021, Volta may face difficulties integrating new team members while employees continue to work from home, which may result in further challenges to Volta’s growth efforts and operations. If significant portions of Volta’s workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, its operations will be negatively impacted. Furthermore, if significant portions of drivers are subject to stay at home orders or otherwise work remotely or are not travelling via EV for sustained periods of time, user demand for charging and related services will decline and Volta may not be able to secure new partners to expand its charging network.

The extent to which the COVID-19 pandemic impacts Volta’s business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread and severity of the pandemic, the actions to contain COVID-19 or treat its impact or the impact of any COVID-19 variants, and when and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of site hosts, contractors, suppliers, vendors, permitting agencies, utilities and business partners to perform, including third-party suppliers’ ability to provide components and materials used in charging stations or in providing installation or maintenance services. If Volta is not able to obtain needed components and materials for the manufacture and installation of its charging stations, or if any of its key suppliers and manufacturers are not able to continue in operation as a result of the COVID-19 pandemic, Volta’s business would be adversely affected. See also “— Volta relies on a limited number of suppliers and manufacturers for the manufacture and supply of Volta’s charging stations, some of which are also early stage companies. A loss of any of these partners or defects in or failure of the products with which they supply Volta could negatively affect Volta’s business.” Even after the COVID-19 pandemic subsides, Volta may continue to experience an adverse impact to its business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in customer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses, could each have a material adverse effect on the demand for Volta’s products and services.

If Volta is unable to attract and retain key employees and hire qualified management, technical, engineering and sales personnel, its ability to compete and successfully grow its business would be harmed.

Volta’s success depends on the continuing services of key employees, including members of its management team. The loss of any of these individuals could have a material adverse effect on Volta’s business, financial condition and results of operations. Volta’s success also depends, in part, on its continuing ability to identify, hire, attract, train and develop and retain highly qualified personnel. The inability to do so effectively would adversely affect its business. Competition for employees can be intense, particularly in the San Francisco Bay Area where Volta is headquartered, and the ability to attract, hire and retain them depends on Volta’s ability to provide competitive compensation. In addition, Volta competes for qualified personnel with its other competitors in the EV charging industry, who may seek to hire Volta’s employees from time to time due to their industry expertise. Volta may not be able to attract, assimilate, develop or retain qualified personnel in the future, and failure to do so could adversely affect its business, including its growth prospects and ability to expand into new markets and geographies. See also “— Failure to effectively expand Volta’s sales, marketing and operational team could harm its ability to grow its business and strategic partnerships and achieve broader market acceptance of its products and services.”

Any continued expansion by Volta into international markets will expose it to additional tax, compliance, market and other risks and there can be no assurance that any such expansion will be successful.

Although Volta’s primary operations are currently in the United States, Volta’s strategy includes the continued expansion of its business into international markets, including countries in addition to Germany and France in the European Union (“EU”) and potential other markets in North America, and Volta may develop contractual relationships with parts and manufacturing suppliers outside of the U.S. See also “— The use of suppliers and manufacturers outside of the United States would create additional operational and financial risks for Volta’s business.” If Volta elects to expand into these or any other international markets, managing this expansion will require additional resources and controls, the recruiting and hiring of critical personnel and development of local infrastructure, identification of key business partners and site hosts and competition with existing participants in the local EV charging markets, which may be well established at the time of Volta’s entry. Volta’s international expansion could also subject it to risks associated with international operations, including:

•conformity with applicable business customs, including translation into foreign languages and associated expenses;
•lack of availability of or restricted access to government incentives and subsidies;
•changes to its business model from that deployed in the United States due to differing local laws, regulations or user habits;
•cost of alternative power sources, which could vary meaningfully outside the United States;

•difficulties in establishing, staffing and managing foreign operations in an environment of diverse culture, laws and business practices, and the increased travel, infrastructure and legal and compliance costs associated with international operations;
•installation challenges, including those associated with local licensing and permitting requirements;
•differing driving habits and transportation modalities in other markets;
•differing levels of demand among prospective site hosts and content partners;
•compliance with local restrictions and regulations on outdoor digital displays, including content and location-based restrictions that may impact the placement of Volta’s content-driven charging stations or Volta’s ability to engage with local content partners;
•compliance with multiple, potentially conflicting and changing governmental laws, regulations, certifications and permitting processes including environmental, banking, employment, tax, information security, privacy and data protection laws and regulations such as the EU General Data Protection Regulation (“GDPR”), national legislation implementing the same and changing requirements for legally transferring data out of the European Economic Area;
•compliance with U.S. and foreign anti-bribery laws including the Foreign Corrupt Practices Act (“FCPA”) and the United Kingdom Anti-Bribery Act;
•conforming products to various international regulatory and safety requirements as well as charging and other electric infrastructures;
•difficulties in collecting payments in foreign currencies and associated foreign currency exposure, which may result in losses from remeasurement;
•restrictions on repatriation of earnings;
•difficulties in translating foreign-currency denominated financial results into Volta’s consolidated financial statements, which may result in losses from translation;
•challenges in obtaining intellectual property protection, policing the unauthorized use of intellectual property or pursuing enforcement of intellectual property rights outside of the United States;
•challenges in securing branding rights in new jurisdictions, including in the event of similar or conflicting brands existing in local markets, as well as any changes to branding driven by local considerations;
•compliance with potentially conflicting and changing laws of taxing jurisdictions and compliance with applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws; and
•regional economic and political conditions.

In addition, any continued expansion is likely to involve the incurrence of significant upfront capital expenditures. As a result of these risks, any potential future international expansion efforts Volta may pursue may not be successful, and Volta may not be able to recover the benefit of any upfront costs or capital expenditures it incurs. If Volta commits substantial resources to any such expansion efforts and such efforts are not successful, Volta’s business, financial condition and results of operations could be adversely affected. In addition, a failure to expand into additional international markets could limit Volta’s ability to grow its business and achieve and sustain profitability.

Volta’s management has limited experience in operating a public company.

Many Volta executive officers have limited experience in the management of a publicly-traded company. The management team may not successfully or effectively manage the transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the company’s operations. Volta may not have adequate personnel with the appropriate level of knowledge, experience and training in accounting policies, compliance practices or internal controls required of public companies. The development and implementation of the standards and controls and the hiring of experienced personnel necessary to achieve the level of accounting standards required of a public company may require expenditures greater than expected, and a delay could impact Volta’s ability or prevent it from accurately and timely reporting its operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). It is possible that Volta will be required to expand its employee base and hire additional employees to support its operations as a public company, which will increase its operating costs in future periods. See also “— Failure to build Volta’s finance infrastructure and improve its accounting systems and controls could impair Volta’s ability to comply with the financial reporting and internal controls requirements for publicly traded companies.”

The requirements of being a public company may strain Volta’s resources, divert management’s attention and affect its ability to attract and retain qualified board members and officers.

Volta is subject to the reporting requirements of the Exchange Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase its legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on Volta’s systems and resources. The Exchange Act requires, among other things, that Volta file annual, quarterly and current reports with respect to its business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve Volta’s disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. Similar resources and management oversight may also be required to monitor regulatory developments at the SEC that may impose new disclosure requirements. As a result, management’s attention may be diverted from other business concerns, which could harm Volta’s business and results of operations. Although Volta has already hired additional employees in preparation for these heightened requirements, it may need to hire more employees or engage additional consultants to assist in public company compliance matters, which would increase its costs and expenses.

Volta has identified material weaknesses in its internal control over financial reporting. If Volta is unable to remediate these material weaknesses, or if Volta identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of Volta’s consolidated financial statements or cause Volta to fail to meet its periodic reporting obligations.

As a public company, Volta is required to provide management’s attestation on internal control over financial reporting. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If Volta is not able to implement the additional requirements of Section 404(a) of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, it may not be able to assess whether its internal control over financial reporting is effective, which may subject it to adverse regulatory consequences and could harm investor confidence.

In connection with the preparation and audit of Volta’s consolidated financial statements for the years ended December 31, 2020 and 2019, material weaknesses were identified in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Volta’s annual or interim financial statements will not be prevented or detected on a timely basis. The following deficiencies in internal control over financial reporting were identified as material weaknesses:

• Volta did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to appropriately analyze, record and disclose complex technical accounting matters, including equity transactions and asset retirement obligations, commensurate with its accounting and reporting requirements.
• Volta did not maintain a sufficient complement of personnel to ensure appropriate segregation of duties to ensure that all journal entries and reconciliations were reviewed by an individual other than the preparer. Additionally, the Chief Financial Officer had inappropriate access rights in the general ledger system.

• Volta did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to appropriately prevent, detect or correct material misstatements which resulted in a high volume of correcting journal entries recorded subsequent to year-end; and
• Volta did not design and maintain effective controls over certain information technology general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, Volta did not design and maintain program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately during migration.

The material weakness related to formal accounting policies, procedures and controls resulted in adjustments to several accounts and disclosures. Each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Volta has begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls.

In order to maintain and improve the effectiveness of its internal control over financial reporting, Volta has expended, and anticipates that Volta will continue to expend, significant resources, including accounting-related costs and significant management oversight. Volta’s independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after it is no longer an “emerging growth company” as defined in the JOBS Act. At such time, Volta’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which its internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect the business and operating results of the Company and could cause a decline in the price of Volta Class A Common Stock.

Failure to build Volta’s finance infrastructure and improve its accounting systems and controls could impair Volta’s ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, Volta operates in an increasingly demanding regulatory environment, which requires it to comply with the Sarbanes-Oxley Act, the regulations of the NYSE, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for Volta to produce reliable financial reports and are important to help prevent and detect financial fraud. Commencing with its fiscal year ending December 31, 2021, Volta must perform system and process evaluation and testing of its internal controls over financial reporting to allow management to report on the effectiveness of its internal controls over financial reporting in its Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of Volta as a privately-held company. As a private company prior to the Closing, Volta was never required to test its internal controls within a specified period and, as a result, it may experience difficulty in meeting these reporting requirements in a timely manner. Further, as an emerging growth company, Volta’s independent registered public accounting firm is not required to formally attest to the effectiveness of its internal controls over financial reporting pursuant to Section 404 until the date Volta is no longer an emerging growth company and is an accelerated filer. At such time, Volta’s independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of Volta are documented, designed or operating.

Testing and maintaining these controls can divert Volta’s management’s attention from other matters that are important to the operation of its business. If Volta is not able to comply with the requirements of Section 404 of the

Sarbanes-Oxley Act in a timely manner, or if it is unable to maintain proper and effective internal controls, Volta may not be able to produce timely and accurate financial statements. If Volta identifies new, different or additional material weaknesses in its internal control over financial reporting or is unable to assert that its internal control over financial reporting is effective, or if Volta’s independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal controls over financial reporting when Volta no longer qualifies as an emerging growth company and is an accelerated filer, or if Volta cannot otherwise provide reliable financial reports or prevent fraud, investors may lose confidence in the accuracy and completeness of Volta’s financial reports and the market price of its common stock could be adversely affected, and Volta could become subject to sanctions or investigations by the SEC, NYSE or other regulatory authorities, which could require additional financial and management resources.

Volta may need to raise additional funds and these funds may not be available when needed.

Volta may need to raise additional capital in the future to further scale its business and expand to additional markets. Volta may raise additional funds through the issuance of equity, equity-related or debt securities, through obtaining credit from government or financial institutions or by engaging in joint ventures or other alternative forms of financing. Volta cannot be certain that additional funds will be available on favorable terms when required, or at all. If Volta cannot raise additional funds when needed, its financial condition, results of operations, business and prospects could be materially and adversely affected. If Volta raises funds through the issuance of debt securities or through loan arrangements, the terms of such debt securities or loan arrangements could require significant interest payments, contain covenants that restrict Volta’s business, or contain other unfavorable terms. In addition, to the extent Volta raises funds through the sale of additional equity securities, Volta stockholders would experience additional dilution.

Volta’s headquarters and a large number of its EV chargers are located in active earthquake, tornado, hurricane, fire and other natural disaster zones; an earthquake, a wildfire or other natural disaster or resource shortages, including public safety power shut-offs that have occurred and will continue to occur in California and other markets, could disrupt and harm its operations and those of Volta’s site hosts and drivers that use its chargers.

Volta is headquartered in the San Francisco Bay Area and its headquarters, a majority of its team and a large number of its EV chargers are located in active earthquake and fire zones. The occurrence of a natural disaster such as an earthquake, tornado, hurricane, blizzard or ice storm (such as the recent ice storms in Texas), drought, flood, fire (such as the recent extensive wildfires in California), localized extended outages of critical utilities (such as California’s public safety power shut-offs) or transportation systems, or any critical resource shortages could cause a significant interruption in its business, damage or destroy its facilities or inventory, and cause it to incur significant costs, any of which could harm its business, financial condition and results of operations. The insurance Volta maintains may not be adequate to cover losses in any particular case. In addition, rolling public safety power shut offs can affect user acceptance of EVs, as EV charging may be unavailable at the desired times, or at all, during these events. If these events persist, the demand for EVs could decline, which would result in reduced demand for EV charging solutions and could adversely affect Volta’s business, financial condition and results of operations.

Volta’s estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertain and rapidly changing projections of the severity, magnitude and duration of the COVID-19 pandemic, as well as changing projections as to EV adoption rates. The estimates and forecasts included in this prospectus relating to the size and expected growth of the target market, market demand, EV adoption across individual market verticals and use cases, content demand, ability of charging infrastructure to address charging demand and related pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity for EV charging throughput or Volta market share capture are difficult to predict. The estimated addressable markets may not materialize in the timeframe of the projections included herein, if ever, and even if the markets meet the size estimates and growth estimates presented in this prospectus, Volta’s business could fail to grow at similar rates.

Volta’s charging stations are often located in outdoor areas that are publicly accessible and may be exposed to weather-related damage, inadvertent accidents or vandalism or misuse by drivers or other individuals, which could increase Volta’s replacement and maintenance costs.

Volta’s EV chargers are typically located in publicly accessible outdoor areas and may be subject to damage from a number of sources. Volta’s chargers are subject to exposure to the elements and weather-related impacts and wear and tear, as well as the risk of inadvertent or accidental damage by drivers or from other vehicles, including due to vehicle collisions or charger misuse. Volta’s charging stations may also be exposed to intentional damage and abuse, including vandalism or other intentional property damage, any of which would increase wear and tear of the charging equipment and could result in such equipment being irreparably damaged or destroyed. Such damage or increased wear and tear could shorten the usable lifespan of the chargers and require Volta to increase its spending on replacement and maintenance costs, and could result in site hosts reconsidering the value of hosting Volta EV charging stations at their sites. In addition, the cost of any such damage may not be covered by Volta’s insurance in full or at all and, in the event of repeated damage to Volta’s charging equipment, Volta’s insurance premiums could increase and it could be subject to additional insurance costs or may not be able to obtain insurance at all, any of which could have an adverse effect on its business. See also “— Volta maintains certain levels of insurance; Volta may, however, face claims from time to time that could exceed its insurance coverage or not fall within its coverage.”

Volta is dependent upon the availability of electricity at its current and future charging sites or upon the installation of new electricity service at host sites by utilities. Cost increases, delays, new or increased taxation and/or other restrictions on the availability or cost of electricity could adversely affect Volta’s business, financial condition and results of operations.

The operation and development of Volta’s charging network is generally dependent upon the availability of electricity at its charging sites at a reasonable cost, which is beyond its control, and, for certain of Volta’s charging stations, upon the installation of new electricity service at host sites by utilities. Volta’s charging sites, including those using existing site electricity and those for which new electricity service is being installed, are affected by problems accessing electricity sources, such as planned or unplanned power outages. In recent years, shortages of electricity have resulted in increased costs to users and interruptions in service. For example, California has experienced rolling blackouts due to excessive demands on the electrical grid or as precautionary measures against the risk of wildfire, Texas recently experienced widespread outages, rolling blackouts and electricity price spikes arising from cold weather conditions and other markets in which Volta operates can experience significant power outages from time to time. Climate change may increase the frequency of such weather-related energy security issues. In the event of a power outage or shortage, Volta will typically be dependent on the utility company and/or the site host to restore power or provide power at a reasonable cost. In addition, if Volta’s EV charging stations are not able to deliver charging to drivers due to problems with availability of electricity, equipment failure or otherwise, drivers will not be able to charge their EVs at Volta’s EV charging stations and Volta may be unable to meet its contractual commitments to its content partners (for example, if charging station displays are not operational). Any power outage, particularly any prolonged power outage, could result in drivers losing confidence in EV charging, dissatisfaction among Volta’s site hosts and content partners and adversely affect Volta’s business, financial condition and results of operations.

In addition, changes in utility electricity pricing, new and restrictive constructs from regulations or additional taxation applicable to electricity pricing, or changes to, or to the interpretation of, existing federal, state or local laws relating to electricity pricing or availability, may adversely impact future operating results. For example, Volta currently provides free EV charging to drivers as part of its business model. If the free charging offered by Volta were to become subject to taxation due to the implementation of new laws or regulations or changes in interpretation of existing laws or regulations, Volta’s revenues would be adversely affected. As Volta develops its paid charging features and services, pricing restrictions may also limit its ability to implement its desired pricing schemes or may intensify competitive pressures on the electricity pricing Volta can offer. Alternatively, if Volta’s EV charging stations, and in particular its Direct Current Fast Charging stations (“DCFCs”), experience high utilization, Volta may become subject to “demand charges” on the electricity it provides to drivers under existing commercial utility rate structures, and the demand charges may be substantial.

Further, utility rates may change in a way that adversely affects EV charging or in a way that may limit Volta’s ability to access certain beneficial rate schedules. Utilities or other regulated entities with monopoly power could also receive authority to provide charging services that result in an anti-competitive advantage relative to Volta and other private sector operators. Any such changes, surcharges or new and restrictive constructs or taxation could adversely affect Volta’s business, financial condition and results of operations.

While Volta to date has not made material acquisitions, should it pursue acquisitions in the future, it would be subject to risks associated with acquisitions.

Volta may acquire additional assets, products, technologies or businesses that are complementary to its existing business. The process of identifying and consummating acquisitions and the subsequent integration of new assets and businesses into Volta’s own business would require attention from management and could result in a diversion of resources from its existing business, which in turn could have an adverse effect on its operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions could also result in the use of cash, potentially dilutive issuances of equity securities, the incurrence of additional indebtedness, the occurrence of goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. To date, Volta has no experience with material acquisitions and the integration of acquired assets, businesses and personnel. Failure to successfully identify, complete, manage and integrate acquisitions could adversely affect Volta’s business, financial condition and results of operations.

Volta maintains certain levels of insurance; Volta may, however, face claims from time to time that could exceed its insurance coverage or not fall within its coverage.

Volta maintains insurance policies for its charging stations and its corporate assets. This insurance coverage protects Volta in the event it suffers losses resulting from negligence, theft, fraud or other similar events or from business interruptions caused by such events. Volta may be subject to claims that users of its charging stations have been injured or harmed by or while using its products, including false claims or erroneous reports relating to safety, security or privacy issues, or that personal property has been damaged by or as a result of use of its charging stations. See also “— Risks Related to Volta’s Technology, Intellectual Property and Infrastructure — Volta’s charging stations and mobile application platform could contain undetected defects, errors or bugs in hardware or software and, as an emerging technology, the full operating life of the equipment in Volta’s charging stations is not fully known and may malfunction through repeated use, any of which could result in property damage or bodily injury. If any of Volta’s or its competitors’ charging stations cause property damage or bodily injury, whether as the result of operator misuse, defect, malfunction or otherwise, the public may develop a negative perception of EVs, EV charging, or Volta and its brand image, which would adversely affect Volta’s business, financial condition and results of operations.” Although Volta maintains insurance to help protect it from the risk of such claims, such insurance may not be sufficient or may not apply to all situations. Further, Volta’s insurance claims could be denied for various reasons, causing Volta to bear the full cost of any losses or liabilities. In addition, Volta maintains insurance policies for its directors and officers. However, such insurance is significantly costly and may not be sufficient or adequately cover potential losses and may also be subject to denial of claims.

Risks Related to the EV Market

Volta’s future growth and success is correlated with and thus dependent upon the continuing rapid adoption of and demand for EVs by businesses and drivers. In addition, the success of alternative fuels, competing technologies or alternative transportation options or technologies could undermine Volta’s prospects.

Volta’s future growth is ultimately dependent upon the adoption of and demand for EVs both by businesses and drivers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, increasing driver choice as it relates to available EV models, their pricing and performance, evolving government regulation and industry standards, changing driver preferences and behaviors, intensifying levels of concern related to environmental issues and governmental initiatives related to climate change and the environment generally. In addition, the success of alternative fuels, competing technologies or alternative transportation options or technologies could result in the increased adoption of such fueling models or alternative technologies in place of EVs and EV charging and adversely affect Volta’s business and prospects for future growth.

Volta’s revenues are derived in part from EV drivers’ driving and charging behavior. Potential shifts in behavior may include but are not limited to changes in annual vehicle miles traveled, preferences for urban versus suburban versus rural and public versus private charging, demand from rideshare or urban delivery fleets and the emergence of autonomous vehicles and/or new forms of mobility. Although demand for EVs has grown in recent years, there is no guarantee of continuing future demand.

In addition, the EV fueling model is different from gasoline and other fuel models, requiring behavior changes and education of businesses, drivers, regulatory bodies, local utilities and other stakeholders. Further developments in, and improvements in affordability of, alternative technologies, such as renewable diesel, biodiesel, ethanol, hydrogen fuel cells or compressed or renewable natural gas, proliferation of hybrid powertrains involving such alternative fuels or improvements in the fuel economy of internal combustion engine (“ICE”) vehicles, whether as the result of regulation or otherwise, may materially and adversely affect demand for EVs and EV charging stations in some market verticals. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. Local jurisdictions may also impose restrictions on urban driving due to congestion, which may prioritize and accelerate micromobility trends and slow EV adoption growth. Finally, the currently-paused litigation between the state of California and the National Highway Transit Safety Administration (“NHTSA”) could impact California’s ability to set fuel economy standards that encourage the adoption of EVs, which are followed by many other states, should the Biden Administration not substantially modify NHTSA and the United States Environmental Protection Agency (“EPA”) current rules on preemption in its pending reconsideration of these rules.

If the market for EVs develops more slowly than expected, or if demand for EVs decreases or if any of the above cause or contribute to automakers reducing the availability of EV models or cause or contribute to drivers or businesses no longer purchasing EVs or purchasing fewer of them, Volta’s growth could be reduced and its business, prospects, financial condition and results of operations could be adversely affected. The market for EVs could be affected by numerous factors, such as:

•perceptions about EV features, quality, driver experience, safety, performance and cost;
•perceptions about the limited range over which EVs may be driven on a single battery charge and about availability and access to sufficient public EV charging stations;
•developments of and improvements in faster charging technologies;
•developments in, and improvements in affordability of, and public perception of, alternative technologies, such as renewable diesel, biodiesel, ethanol, hydrogen fuel cells or compressed or renewable natural gas;
•competition, including from other types of alternative fuel vehicles (such as hydrogen fuel cell vehicles), plug-in hybrid EVs and high fuel-economy ICE vehicles;
•increases in fuel efficiency in legacy ICE and hybrid vehicles;
•volatility in the price of gasoline and diesel at the pump;
•concerns regarding the stability of the electrical grid;
•the decline of an EV battery’s ability to hold a charge over time;
•availability of service for EVs;
•availability of critical minerals for EV batteries and related infrastructure;
•drivers’ perception about the convenience, speed and cost of EV charging;
•government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to EVs, EV charging stations or decarbonization generally;
•concerns relating to end of life of EV charging infrastructure and the costs of replacing and recycling outdated EV charging stations, including potential environmental impact;

•relaxation of government mandates or quotas regarding the sale of EVs;
•the number, price and variety of EV models available for purchase; and
•concerns about the future viability of EV manufacturers.

In addition, sales of vehicles in the automotive industry can be cyclical, which may affect growth in acceptance of EVs. It is uncertain how macroeconomic factors will impact demand for EVs, particularly since they have historically and may continue to be more expensive than traditional gasoline-powered vehicles, when the automotive industry globally has been experiencing a recent decline in sales. Furthermore, because fleet operators often make large purchases of EVs, this cyclicality and volatility in the automotive industry may be more pronounced with commercial purchasers, and any significant decline in demand from these customers could reduce demand for EV charging and Volta’s products and services.

While many global original equipment manufacturers (“OEMs”) and several new market entrants have announced plans for new EV models, the lineup of EV models expected to come to market over the next several years may not materialize in that timeframe or may fail to attract sufficient customer demand. Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect Volta’s business, financial condition and results of operations.

The batteries used in EVs are manufactured from raw materials, including rare earth minerals such as lithium, that may be subject to price fluctuations, shortages or interruptions of supply due to currency fluctuations, trade barriers, tariffs or other general economic or political conditions, the occurrence of any of which may adversely affect the demand for EVs and as a result the demand for Volta’s charging stations.

Volta’s success is tied directly to the ability of EV manufacturers to produce EVs that attract drivers. Rare earth minerals are among the key raw materials necessary for the production of the batteries used in EVs. Prices for rare earth minerals, most notably lithium, have been volatile and may, together with other key components, increase significantly as a result of an increased demand for materials required to manufacture and assemble battery cells. In addition, rare earth minerals are affected by other factors beyond its control such as currency fluctuations, trade barriers, tariffs, interest rates, exchange rates, inflation or deflation, global and regional supply and demand for rare earth minerals and products and the political and economic conditions of countries that produce rare earth minerals and products. Some of the rare earth minerals used to manufacture batteries for EVs are sourced from other countries, including potentially China. Changes in global political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in China or other countries where these rare earth minerals are purchased could adversely impact EV manufacturers’ ability to obtain or produce batteries for their EVs in sufficient quantities, in a timely manner or at a commercially reasonable cost. Diminished availability, delays in production or higher costs passed on to customers may adversely affect the growth of the EV market and demand for EVs, which could adversely affect demand for Volta’s charging stations.

The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could cause reduced demand for EVs and EV charging stations, which would adversely affect Volta’s business, financial condition and results of operations.

The U.S. federal government and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective costs associated with EVs and EV charging stations. However, these incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as a matter of regulatory or legislative policy. Any reduction in rebates, tax credits or other financial incentives could negatively affect the EV market and adversely impact demand for EVs and EV charging stations, which could adversely affect Volta’s business, financial condition, results of operations and expansion potential.

In particular, in connection with the production, delivery, placement into service and ongoing operation of its charging stations, Volta earns and expects to continue to earn various tradable regulatory credits, in particular California’s Low-Carbon Fuel Standard (“LCFS”) credits, as well as carbon credits under comparable LCFS programs in other states. Volta earns revenue from the sale of these credits, and expects to continue to sell future credits, to entities that generate deficits under the LCFS programs and are obligated to purchase the credits and use them to offset their deficits or emissions, primarily petroleum refiners and marketers, and other entities that can use the credits to comply with the program requirements. However, there is no guarantee that such credits will continue to be available for sale, including at prices forecasted by Volta, or that regulatory restrictions would not be imposed on the proceeds from the sale of such credits in the future. For example, LCFS credit pricing may fluctuate and may come under pressure if clean fuels, possibly including EVs, achieve a higher-than-expected market penetration. Further, Volta may not be able to market all LCFS credits, may have to sell LCFS credits at below projected prices or may not be able to sell LCFS credits at all. Additionally, the price at which the regulatory credits can be sold may not be known at the time the activities that generate the credits are undertaken. As a result, Volta bears the risk of any change in pricing of the credits between the time that the activities that generate the credits are undertaken and the time the credits are monetized, which Volta may not be able to mitigate through hedging transactions. LCFS program rules may also be revised in the future in ways that disadvantage certain types of clean fuels, including charging electricity used in EVs, or may not be extended further. In addition, Volta relies on various internally-developed and third-party software reporting tools to calculate the regulatory credits earned from Volta’s charging network. Any failure by Volta to accurately calculate such credits, either due to a failure by Volta or any third-party software that it uses, could adversely affect Volta’s ability to sell, and the revenue it derives from the sale of, these credits and adversely affect Volta’s business and financial condition.

Additionally, tax credits available under Section 30C of the Code for the installation of certain EV charging equipment are presently set to expire at the end of 2021. Congress is considering extending the availability of those tax credits beyond 2021 as well as the applicability of those tax credits. Should Congress fail to do so, or provide for a narrow application of those credits, Volta may not be able to realize anticipated benefits from those credits. Any failure of Congress to extend the availability or applicability of those credits and any limitations imposed on Volta’s ability to derive any revenue or other income from those tax credits could adversely affect Volta’s business and financial condition.

Further, new tariffs and policies that could incentivize overbuilding of infrastructure may also have a negative impact on the economics of Volta’s charging stations. If Volta does not have the necessary tax or other attributes to obtain the benefits of or monetize any such credits and Volta’s existing competitors or new market entrants are able to do so on favorable terms or more efficiently, such competitors or new market entrants may be able to offer more favorable economics to business partners and drivers than Volta. If Volta is not eligible for grants or other incentives under any available programs, while Volta’s competitors are, it may adversely affect Volta’s competitiveness or results of operations.

The EV charging market is characterized by rapid technological change, which requires Volta to continue to develop new products and product innovations and maintain and expand its intellectual property portfolio. Any delays in such developments could adversely affect market adoption of Volta’s products and its business, financial condition and results of operations.

Continuing technological changes in battery and other EV technologies could adversely affect adoption of current EV charging technology, continuing and increasing reliance on EV charging infrastructure and/or the use of Volta’s products and services. In addition, evolving legal and regulatory requirements may drive further changes to EV charging technologies. Volta’s future success will depend in part upon its ability to develop and introduce a variety of new capabilities and innovations to its existing product offerings, to maintain and expand its existing intellectual property portfolio and to introduce a variety of new product and services offerings to address the changing needs of the EV charging market.

As EV technologies change, Volta may need to upgrade or adapt its charging station technology and introduce new products and services in order to serve vehicles that have the latest technology, in particular battery technology, which could involve substantial costs. In addition, changes in federal and state regulatory requirements, such as California’s Electric Vehicle Charging Stations Open Access Act, which regulates credit card payment functionality on EV charging stations, could require Volta to develop and adopt technologies for its charging stations that Volta would otherwise not adopt, in order to ensure it remains in compliance with applicable law. Even if Volta is able to keep pace with changes in technology and develop new products and services, its research and development expenses could increase, its financial condition and results of operations could be adversely affected and its prior products could become obsolete more quickly than expected.

Volta cannot guarantee that any new EV charging stations it develops will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new charging stations that appeal to Volta’s site hosts and content partners and meet driver demand could damage Volta’s relationships with its business partners and lead them to seek alternative products or services. Delays in introducing new products and innovations or the failure to offer innovative products or services at competitive prices may cause existing and potential business partners and drivers to use Volta’s competitors’ products or services.

If Volta is unable to devote adequate resources to develop improvements or enhancements to its existing charging stations or cannot otherwise successfully develop new products or services that meet the requirements of its business partners and drivers that use its EV charging stations on a timely basis or that remain competitive with technological alternatives, its products and services could lose market share, its revenue could decline, it may experience higher operating losses and its business, prospects, financial condition and results of operations could be adversely affected.

Risks Related to Volta’s Technology, Intellectual Property and Infrastructure

Volta’s charging stations and mobile application platform could contain undetected defects, errors or bugs in hardware or software and, as an emerging technology, the full operating life of the equipment in Volta’s charging stations is not fully known and may malfunction through repeated use, any of which could result in property damage or bodily injury. If any of Volta’s or its competitors’ charging stations cause property damage or bodily injury, whether as the result of operator misuse, defect, malfunction or otherwise, the public may develop a negative perception of EVs, EV charging or Volta and its brand image, which could adversely affect Volta’s business, financial condition and results of operations.

Volta is developing and operating in an emerging technology sector and the operating life of its charging station equipment and technologies is not fully known. Volta’s charging stations could contain undetected defects, errors or bugs in hardware or software or could malfunction through repeated use, exposure to the elements, vandalism or misuse or the passage of time, any of which could result in property damage or bodily injury. See also “— Risks Related to Volta’s Business — Volta’s charging stations are often located in outdoor areas that are publicly accessible and may be exposed to weather-related damage, inadvertent accidents or vandalism or misuse by drivers or other individuals, which could increase Volta’s replacement and maintenance costs.” If any of Volta’s charging stations cause property damage or bodily injury, whether due to undetected defects, errors or bugs or external circumstances, Volta may be subject to legal claims by site hosts and/or drivers that use its charging stations and its brand and reputation could be adversely affected, which could adversely affect its business, financial condition and results of operations. In addition, if any EV charging stations owned or operated by Volta’s competitors cause property damage or bodily injury, the public may develop a negative perception of EVs and the EV charging industry generally, which could adversely affect Volta’s brand and reputation even if the incident was not related to Volta’s products or services.

If Volta is subject to claims that its charging stations have malfunctioned and persons were injured or purported to be injured, any insurance that Volta carries may not be sufficient or may not apply to all situations to cover all expenses arising from or in connection with such claims. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, or third-party installers, such vendors may not assume responsibility for such malfunctions. Further, Volta relies on some single source suppliers and manufacturers, some of which are also early stage companies, the unavailability or failure of which can pose risks to supply chain or product shipping situations. See “— Risks Related to Volta’s Business — Volta relies on a limited number of suppliers and manufacturers for the manufacture and supply of Volta’s charging stations, some of which are also early stage companies. A loss of any of these partners or defects in or failure of the products with which they supply Volta could negatively affect Volta’s business.” If such malfunctions or injuries arise from components sourced from such suppliers or manufacturers, such suppliers or manufacturers may not have the financial capability to address their responsibility for any such malfunctions. In addition, Volta’s site hosts could be subjected to claims as a result of such incidents and may bring legal claims against Volta to attempt to hold it liable. Any of these events could adversely affect Volta’s brand, relationships with its site hosts and content partners, its reputation with drivers and its business, financial condition and results of operations.

Furthermore, Volta’s mobile application platform, which was recently developed by Volta, is complex and includes a number of licensed third-party commercial and open-source software libraries. Volta’s mobile application and other software platforms have contained defects and errors and may in the future contain undetected defects or errors. Volta is continuing to evolve the features and functionality of its mobile application platform through updates and enhancements, including, in particular, to include additional check-in and payment processing features, and there can be no assurance that Volta’s efforts to enhance existing features or develop new functionality for its mobile application will be successful at all or without introducing additional defects or errors that may not be detected until after deployment to users. Volta is also continuing to scale its technology team, which may not be successful in developing a robust, defect-free platform. If Volta’s products and services, including any updates or patches, are not implemented or used correctly or as intended, inadequate performance and disruptions in service may result, which could result in complaints from Volta’s business partners and drivers that use its products, lawsuits and adversely impact Volta’s brand and reputation.

As part of its service offerings, Volta also licenses certain predictive software to third parties to help them predict electricity grid needs and identify prospective EV charging penetration over time. Defects and errors in such software offerings, including as a result of the limited capacity of Volta’s currently scaling technology team, could harm Volta’s reputation with such utility companies and lead to loss of business and revenues.

Any defects or errors in product or services offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect Volta’s business, financial condition and results of operations:

•expenditure of significant financial and product development resources, including recalls, in efforts to analyze, correct, eliminate or work around errors or defects;
•loss of existing or potential business partners;
•interruptions or delays in sales;
•delayed or lost revenue;
•delay or failure to attain market acceptance;
•delay in the development or release of new functionality or improvements;
•negative publicity and reputational harm, including with drivers that use Volta’s charging stations, leading to decreased demand for its products and services among its site hosts and content partners;
•sales credits or refunds;
•exposure of confidential, personal or proprietary information;
•diversion of development and customer service resources;
•breach of warranty claims;
•legal claims under applicable laws, rules and regulations; and
•the expense and risk of litigation.

Volta also faces the risk that any contractual protections it seeks to include in its agreements with site hosts, construction partners, content partners, suppliers and manufacturers are rejected, not implemented uniformly or may not fully or effectively protect from claims by such business partners or other third parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims, or cover only a portion of such claims. A successful product liability, warranty or other similar claim could have an adverse effect on Volta’s business, financial condition and results of operations. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm.

In addition, Volta relies on some open-source software and libraries for development of its products and services and may continue to rely on similar licenses. Third parties may assert a copyright claim against Volta regarding its use of such software or libraries, which could lead to the adverse results listed above. Use of such software or libraries may also force Volta to provide third parties, at no cost, the source code to its proprietary software, which may decrease revenue and lessen any competitive advantage Volta has due to the secrecy of its source code.

Computer malware, viruses, ransomware, hacking, phishing attacks and other network disruptions could result in security and privacy breaches, loss of proprietary information and interruption in service, which would harm Volta’s business.

Computer malware, viruses, physical or electronic break-ins and similar disruptions in Volta’s EV charging stations, ad servers or internal systems could lead to interruption and delays in Volta’s services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking, phishing attacks or denial of service, against online networks have become more prevalent and may occur on Volta’s systems. Volta’s content-driven EV charging stations also contain digital displays and some contain cameras that may be susceptible to security breaches, cyber-attacks and hacking. In addition, as Volta implements payment card processing capabilities in its mobile application and charging stations, it may collect additional sensitive data that could be subject to data breach or targeting by bad actors. Any attempts by cyber attackers to disrupt Volta’s services or systems or to access and disrupt the operation of its EV charging stations, including by broadcasting content that may be deemed offensive or inappropriate or accessing and collecting charging station camera footage, if successful, could harm its business, introduce liability to data subjects, result in lawsuits or claims against Volta, result in the misappropriation of funds, be expensive to remedy, damage its reputation or brand and adversely affect its relationships with its site hosts, content partners, the payment card industry and drivers that use Volta’s charging stations. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. Even with the security measures implemented by Volta that are designed to detect and protect against cyber-attacks, and any additional measures Volta may implement or adopt in the future, Volta’s facilities and systems, and those of Volta’s EV charging stations and third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism or other events. Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and Volta may not be able to cause the implementation or enforcement of such preventions with respect to its third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure, including on Volta’s charging stations, may, in addition to other losses, harm Volta’s reputation, brand and ability to attract customers.

Volta has and may in the future experience service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. Volta relies on carrier networks to support reliable operation, management and maintenance of its charger network, and charging session management and driver authentication depend, and payment processing will depend, on reliable connections with wireless communications networks. As a result, Volta’s operations depend on a handful of public carriers and are exposed to disruptions related to network outages and other communications issues on the carrier networks. See “— Risks Related to Volta’s Technology, Intellectual Property and Infrastructure — Interruptions, delays in service or inability to increase capacity with Volta’s cloud service providers could impair the use or functionality of Volta’s EV charging stations and other services, harm its business and subject it to liability.” If Volta’s EV charging stations or mobile application platform are unavailable when drivers attempt to access EV charging, they may seek other charging options from Volta’s competitors, which could reduce demand for its solutions from its site hosts and content partners.

There are several factors ranging from human error to data corruption that could materially impact the efficacy of any processes and procedures designed to enable Volta to recover from a disaster or catastrophe, including by lengthening the time services are partially or fully unavailable. For example, Volta relies on a centralized ad server for purposes of delivering its content across its EV charging network. A disruption of Volta’s ad server due to cyber-attack, human error, natural catastrophe or otherwise could result in Volta being unable to meet its obligations to its content partners, resulting in significant loss of revenue and reputational harm with Volta’s business partners. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular cyber-attack, disaster or catastrophe or other disruption, especially during peak periods, which could cause additional reputational damages, or loss of revenues, any of which could adversely affect Volta’s business, financial condition and results of operations.

Unauthorized disclosure of personal or sensitive data or confidential information, whether through a breach of Volta’s computer systems or otherwise, could severely hurt its business.

Some aspects of Volta’s business involve or are expected in the future to involve the collection, receipt, use, storage, processing and transmission of personal information (of drivers that use its mobile applications, including names, addresses, e-mail addresses and, if Volta enhances its mobile application platform to include payment processing capability, payment and financial information through its payment processors), temporary footage from cameras in certain of its charging stations, driver preferences and confidential information and personal data about Volta’s customers and employees, its suppliers and Volta, some of which is entrusted to third-party service providers and vendors. For example, Volta currently collects and uses anonymized utilization data relating to its charging stations when drivers “check in” to use charging stations, including charging session time, duration and kWh delivered, to facilitate its network planning and internal forecasting efforts. In addition, drivers may voluntarily elect to provide personal data, including e-mail address and vehicle make and model, through Volta’s mobile application. Volta also obtains anonymized visitation and mobile location data from third parties to further enable its charging network planning and development by better understanding foot and vehicle traffic in and around site partner locations and points of interest. As Volta continues to develop its mobile application, Volta intends to request that users opt in to provide additional information such as phone numbers and zip codes to facilitate better customer service. Volta increasingly relies on commercially available systems, software, tools (including encryption technology) and monitoring to provide security and oversight for processing, transmission, storage and protection of confidential information and personal data.

Despite the security measures Volta has in place, its EV charging stations, facilities, computing equipment (including laptops and tablets) and systems, and those of third parties with which Volta does business, may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events, and there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this type of confidential information and personal data. See also “— Computer malware, viruses, ransomware, hacking, phishing attacks and other network disruptions could result in security and privacy breaches, loss of proprietary information and interruption in service, which would harm Volta’s business.”

Electronic security attacks designed to gain access to personal, sensitive or confidential information data by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized disclosure of confidential information or personal data have occurred recently at a number of major U.S. companies. Attempts by computer hackers or other unauthorized third parties to penetrate or otherwise gain access to Volta’s computer systems or the systems of third parties with which Volta does business, or to the digital displays, camera feeds or other functions of Volta’s EV charging stations through cyber-attacks, hacking, fraud or other means of deceit, if successful, may result in the misappropriation of personal information, data, confidential business information and, following Volta’s implementation of payment processing functionality, payment information. Hardware, software or applications Volta utilizes may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, Volta’s employees, contractors or third parties with which Volta does business or to which Volta outsources business operations may attempt to circumvent its security measures in order to misappropriate such information and data, and may purposefully or inadvertently cause a breach or other compromise involving such information and data.

Despite advances in security hardware, software and encryption technologies, the methods and tools used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. Volta is implementing and updating its processes and procedures to protect against unauthorized access to, or use of, secured data and to prevent data loss. However, the ever-evolving threats mean Volta and its third-party service providers and vendors must continually evaluate and adapt their respective systems, procedures, controls and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches, misappropriating of confidential information, or misuses of personal data. Moreover, because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, Volta and its suppliers or vendors may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.

Despite Volta’s precautions, an electronic security breach in Volta’s systems (or in the systems of third parties with which Volta does business) that results in the unauthorized release of personally identifiable information regarding business partners, users, employees or other individuals or other sensitive data could nonetheless occur and lead to serious disruption of Volta’s operations, financial losses from remedial actions, loss of business or potential liability, including possible punitive damages and significant harm to Volta’s reputation with its business partners and drivers that use its charging stations. As a result, Volta could be subject to demands, claims and litigation by private parties, and investigations, related actions and penalties by regulatory authorities. In addition, Volta could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information.

Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm Volta’s reputation, substantially impair its ability to attract and retain business partners and maintain the trust of drivers for the use of its EV charging stations and have an adverse impact on Volta’s business, financial condition and results of operations.

In addition, as the regulatory environment relating to companies’ obligation to protect such sensitive data becomes increasingly rigorous, with new and constantly changing requirements applicable to Volta’s business, compliance with those requirements could result in additional costs, and a material failure on its part to comply could subject Volta to fines or other regulatory sanctions and potentially to lawsuits. Any of the foregoing could have an adverse effect on Volta’s business, prospects, financial condition and results of operations.

Growing Volta’s business and user base depends upon the effective operation of Volta’s mobile applications with mobile operating systems, networks and standards that Volta does not control.

Volta is dependent on the interoperability of its mobile applications with popular mobile operating systems that Volta does not control, such as Google’s Android and Apple’s iOS, and any changes in such systems that degrade the functionality of Volta’s application or give preferential treatment to competitive applications and products could adversely affect the usage of Volta’s applications on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that Volta’s products work well with a range of mobile technologies, systems, networks and standards that Volta does not control. For example, Volta is in discussions with OEMs to integrate its mobile application platform into EV user interfaces, which may operate on differing and proprietary operating systems. Any failure to build business relationships with such OEMs or to successfully implement any necessary changes to Volta’s mobile application to ensure interoperability with such operating systems, including as a result of the limited capacity of Volta’s currently scaling technology team, may adversely affect Volta’s ability to grow its business. Volta may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with the technologies, systems, networks or standards used by such key participants, which could have an adverse effect on Volta’s business, financial condition and results of operations.

Volta may need to defend against intellectual property infringement or misappropriation claims, which may be time-consuming and expensive.

From time to time, the holders of intellectual property rights may assert their rights and urge Volta to take licenses, and/or may bring suits alleging infringement or misappropriation of such rights. There can be no assurance that Volta will be able to mitigate the risk of potential suits or other legal demands by competitors or other third parties. Accordingly, Volta may consider entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses and associated litigation could significantly increase Volta’s operating expenses. In addition, if Volta is determined to have or believes there is a high likelihood that it has infringed upon or misappropriated a third party’s intellectual property rights, it may be required to cease making, selling or incorporating certain key components or intellectual property into the products and services it offers, to pay substantial damages and/or royalties, to redesign its products and services and/or to establish and maintain alternative branding. In addition, to the extent that Volta’s business partners become the subject of any allegation or claim regarding the infringement or misappropriation of intellectual property rights related to Volta’s products and services, Volta may be required to indemnify such business partners. If Volta were required to take one or more such actions, its business, prospects, financial condition and results of operations could be adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

Volta’s business may be adversely affected if it is unable to protect its technology and intellectual property from unauthorized use by third parties.

Volta’s success depends, at least in part, on Volta’s ability to protect its core technology and intellectual property. To accomplish this, Volta relies on, and plans to continue relying on, a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to retain ownership of, and protect, its technology, though Volta is currently in the early stages of securing its portfolio of core technology and intellectual property. In addition, as Volta considers continued international expansion, including to the EU, Volta may encounter conflicts with existing EU market participants that have similar branding or have secured rights to copyrights or trademarks that Volta holds in the U.S., which may limit its ability to strengthen its brand in the EU and generally. Failure to adequately protect its technology and intellectual property could result in competitors offering similar products, potentially resulting in the loss of some of Volta’s competitive advantage and a decrease in revenue which would adversely affect its business, prospects, financial condition and results of operations.

The measures Volta takes to protect its technology intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

•any patent applications Volta submits may not result in the issuance of patents;
•the scope of issued patents may not be broad enough to protect proprietary rights;
•any issued patents may be challenged by competitors and/or invalidated by courts or governmental authorities;
•the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;
•current and future competitors may circumvent patents or independently develop similar trade secrets or works of authorship, such as software;
•know-how and other proprietary information Volta purports to hold as a trade secret may not qualify as a trade secret under applicable laws; and
•proprietary designs and technology embodied in Volta’s products may be discoverable by third-parties through means that do not constitute violations of applicable laws.

Patent, trademark and trade secret laws vary significantly throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Further, policing the unauthorized use of its intellectual property in foreign jurisdictions may be difficult or impossible. Therefore, Volta’s intellectual property rights may not be as strong or as easily enforced outside of the United States, including in jurisdictions to which Volta may desire to expand its business.

Further, competitors, suppliers or vendors may, in certain instances, be free to create variations or derivative works of Volta technology and intellectual property, and those derivative works may become directly competitive with Volta’s offerings. Finally, Volta may not be able to leverage, or obtain ownership of, all technology and intellectual property developed by Volta’s vendors, suppliers and design consultants in connection with the design and manufacture of Volta’s products, thereby jeopardizing Volta’s ability to obtain a competitive advantage over its competitors.

The current lack of industry standards may lead to uncertainty, additional competition and further unexpected costs.

The EV industry is new and evolving, as are the standards governing EV charging which have not had the benefit of time-tested use cases. These immature industry standards could result in future incompatibilities and issues that could require significant resources and/or time to remedy. Currently, many EVs do not use standardized charging inputs, including for DCFC, such that the charging ports available of EV charging stations may not serve all makes and models of EVs. Utilities and other large market participants also mandate their own adoption of specifications that have not become widely adopted in the industry, may hinder innovation or slow new product or new feature introduction. If Volta’s EV charging stations are not able to serve all models of EVs, or the EV industry develops new charging standards that are incompatible with Volta’s current charging stations, Volta may be required to redesign and redeploy charging stations compatible with the new industry standards, which may require significant capital expenditures and could adversely affect Volta’s business, financial condition and results of operations.

In addition, automobile manufacturers, such as Tesla, may choose to develop and promulgate their own proprietary charging standards and systems, which could lock out competitors’ EV charging stations from being compatible with Tesla’s or such other automobile manufacturers’ vehicles, or to use their size and market position to influence the market, which could limit Volta’s market and ability to provide charging to drivers that use such EVs, negatively impacting its business. The charging stations developed by Tesla and such other automobile manufacturers may still be able to service other models of EVs, which could impact site host demand for Volta charging stations and, as a result, impact content partner demand for Volta’s content services.

Further, should regulatory bodies later impose a standard that is not compatible with Volta’s infrastructure or products, it may incur significant costs to adapt its business model to the new regulatory standard. For example, Volta could be required to make additional expenditures to develop multiple types of charging stations in order to remain eligible for regulatory credits and incentives, such as LCFS. Any changes in Volta’s business model or products driven by changing regulatory requirements may require significant time and expense to address and, as a result, may have an adverse effect on its business, financial condition or results of operations.

Interruptions, delays in service or inability to increase capacity with Volta’s cloud service providers could impair the use or functionality of Volta’s EV charging stations and other services, harm its business and subject it to liability.

Volta currently serves its business partners and drivers using third-party cloud service providers, primarily Amazon Web Services and Google, as well as others. Any outage or failure of such cloud services could negatively affect Volta’s product connectivity and performance, including the ad server that delivers Volta’s content across all of its EV charging stations. Further, Volta depends on connectivity from its charging stations to its data network through cellular service and virtual private networking providers, such as AT&T and Verizon. Any incident affecting a cloud service provider’s network or a cellular and/or virtual private networking services provider’s infrastructure or operations, whether caused by fire, flood, storm, earthquake, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events could negatively affect the use, functionality or availability of Volta’s EV charging stations and services.

Any damage to, or failure of, Volta’s systems, or those of its third-party cloud service providers, could interrupt or hinder the use or functionality of its services, including its ability to meet obligations to its content partners and deliver content across its EV charging network. Impairment of or interruptions in Volta’s ability to deliver content or in the operation of its mobile application or charging stations may reduce revenue, subject it to claims and litigation and adversely affect its ability to attract new content partners and site hosts. Volta’s business will also be harmed if its business partners and drivers that use its charging stations believe its products and services are unreliable.

Volta expects to incur research and development costs and devote significant resources to developing new products, which could significantly reduce its profitability and may never result in revenue to Volta.

Volta’s future growth depends on penetrating new markets, adapting existing products to any new or developing EV charging industry standards and driver requirements and preferences and introducing new or enhanced EV charging stations that achieve market acceptance. Volta plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. Further, Volta’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.

Volta intends to continue to incur costs and devote significant resources to the research and development of machine learning-driven predictive software tools, such as its PredictEVTM tool, which could significantly reduce its profitability and may never be commercialized or result in revenue to Volta.

Volta uses its propriety machine learning-driven network planning tool to facilitate planning of its future expansion efforts and site, strategic partner and user targeting and currently derives revenue from the licensing of its PredictEVTM software tool to utility companies, channel partners and other third parties. Volta intends to continue to devote significant resources to the research and development of additional machine learning-driven predictive software tools that are complementary to its business model and to seek opportunities to commercialize such tools through licensing, subscription or other arrangements to generate revenue. Volta may incur substantial research and development costs as part of its efforts to design, develop and introduce such new predictive software tools, which could significantly reduce its profitability. In addition, Volta’s efforts may not produce successful results and, if completed, its predictive tools may not achieve market acceptance, create additional revenue or become profitable and may not provide benefits for Volta’s business efforts. Further, Volta may elect to discontinue such efforts at any time and may not receive any return on its investment in such efforts and the costs it incurs in connection with such research and development activities and the development of such predictive software.

Customer-Related Risks

The expected shift in Volta’s business model from free EV charging to include pay-for-use charging and the requirement of mobile check-ins may impact Volta’s ability to retain driver interest in its charging stations and adversely affect content partner and site host demand.

Volta currently offers sponsored charging on most of its EV charging stations, which results in free electricity for drivers. As Volta’s EV charging network and business model continue to expand and evolve, Volta intends to introduce paid charging services on more of its charging stations in the future, as well as idle fees for EVs that remain connected to a charging station beyond a specified period of time after charging is complete. If Volta switches from providing sponsored EV charging to including a pay-for-use charging model, it may lose market share with drivers who have become accustomed to Volta’s free-to-driver sponsored charging and do not wish to use paid charging services, or prefer the paid charging services of Volta’s competitors. In addition, Volta does not currently require drivers to check in on its mobile application in order to use its EV charging stations but intends to require this in the near future. This requirement may cost Volta market share with drivers who have become accustomed to charging without checking in. The anticipated transition to including a paid charging model, as well as the implementation of mobile check-in features, if they prove to be unpopular with drivers, may also result in reduced demand for Volta’s charging stations from its site partners, if site hosts believe the shift will lead to decreased utilization of Volta charging stations by drivers and lower driver engagement at their sites. Further, if Volta is not able to successfully integrate its anticipated payment processing or check-in features into its mobile application platform, either at all or without errors or defects, or such features do not operate reliably or in a manner that is convenient and easy to use, drivers may consider Volta’s charging services to be unreliable or undesirable and may elect to use competitors’ chargers. See also “— Risks Related to Volta’s Technology, Intellectual Property and Infrastructure — Computer malware, viruses, ransomware, hacking, phishing attacks and other network disruptions could result in security and privacy breaches, loss of proprietary information and interruption in service, which would harm Volta’s business.”

The transition to including a pay-for-use charging model may also subject Volta to additional regulatory and payment card industry requirements associated with its payment model, which may require it to implement additional changes to its EV charging stations and may impact the price at which it is able to provide EV charging to drivers, further impacting demand for charging on Volta’s charging stations. Any decrease in driver demand for Volta’s EV charging stations may impact demand for its charging stations among site hosts, and Volta’s inability to expand its charging station footprint in existing and new markets may have an adverse impact on its ability to generate and grow content revenue from its charging network. If Volta is not able to appropriately market its new charging station payment and check-in features and to continue to retain and enhance its brand and reputation among business partners and drivers, its brand and reputation could be harmed and its business, financial condition and results of operations could be adversely affected.

If Volta fails to offer high-quality support to site partners and drivers, its business and reputation could suffer.

Once Volta charging stations have been installed, site hosts and drivers will rely on Volta to provide support services to resolve any issues that might arise in the future. Rapid and high-quality customer and equipment support is important so host sites can provide charging services and drivers can receive reliable charging for their EVs. The importance of high-quality customer and equipment support will increase as Volta seeks to expand its business and pursue new business partners and geographies and to enhance the functionality of its EV charging stations and mobile application, including its addition of paid charging and payment processing features. If Volta does not quickly resolve issues and provide effective support and adequately expand its construction project manager team, its ability to retain business partners and driver demand for its charging stations could suffer and its brand and reputation could be harmed.

Volta may be unable to collect and leverage customer data in all geographic locations, and this limitation may impact research and development, content sales, partnership relations and operations.

Volta relies on data collected through its EV charging stations or its mobile application. Volta uses this data in connection with the research, development and analysis of its technologies, creating and delivering value-add customer services, including the predictive software offering it licenses to certain utilities, and in assessing future charger locations as well as charging site capacities and utilization. Volta’s inability to obtain necessary rights to use this data or freely transfer this data could result in delays or otherwise negatively impact Volta’s research and development and expansion efforts and limit Volta’s ability to derive revenues from its content or other value-add customer services. For instance, user privacy regulations may limit Volta’s ability to make intelligent, data driven business decisions, conduct microtargeting marketing strategies for charger station placement and content revenue generation or provide other microtargeting based offerings to Volta’s content partners, site hosts and other business partners.

Volta’s success in the licensing of its PredictEVTM tool as a software as a service (“SaaS”) offering will depend on its ability to attract new licensing customers and retain existing licensing customers. If Volta’s licensing customers do not renew their subscriptions or if Volta fails to attract new licensing customers, Volta’s business, financial condition and results of operations may be adversely affected.

In addition to its EV charging offerings, Volta licenses its proprietary PredictEVTM planning software to utility companies, channel partners and other third parties through a software as a service offering. In order for Volta to continue to generate revenue from the licensing of its PredictEVTM tool, it is important that its existing customers renew their subscriptions when the contract term expires, that Volta continue to develop additional subscription services to offer to customers and that Volta attract additional partners that are interested in licensing the PredictEVTM tool. Customers may decide not to renew their subscriptions with a similar contract period or at the same prices or terms. Customer retention may decline or fluctuate, and Volta may be unsuccessful in attracting new licensing customers, as a result of a number of factors, including satisfaction with software and features, functionality and accuracy, as well as features and pricing of competing predictive software products or reductions in spending levels among current or prospective customers. If licensing customers do not renew their subscriptions or if they renew on less favorable terms, or if Volta is unable to attract new customers for the licensing of its PredictEVTM tool, Volta’s business, financial condition and results of operations may be adversely affected.

Financial and Accounting-Related Risks

Volta’s financial condition and results of operations are likely to fluctuate on a quarterly basis in future periods, which could cause its results for a particular period to fall below expectations, resulting in a decline in the price of the Volta Class A Common Stock.

Volta’s financial condition and results of operations have fluctuated in the past and may continue to fluctuate in the future due to a variety of factors, many of which are beyond its control.

In addition to the other risks described herein, the following factors could also cause Volta’s financial condition and results of operations to fluctuate on a quarterly basis:

•the timing and volume of new sales;
•fluctuations in service costs, particularly due to unexpected costs of servicing and maintaining charging stations;
•the timing of new product introductions, which can initially have lower gross margins;
•weaker than anticipated demand for charging stations, whether due to changes in government incentives and policies or due to other conditions;
•fluctuations in sales and marketing or research and development expenses;
•supply chain interruptions and manufacturing or delivery delays;
•the timing and availability of new products relative to Volta’s commercial partners’ and investors’ expectations;
•the length of the sales and installation cycle for a particular site partner;
•the impact of COVID-19 on Volta’s workforce, or those of its commercial partners, suppliers or vendors or on customers;
•disruptions in sales, production, service or other business activities or Volta’s inability to attract and retain qualified personnel; and
•unanticipated changes in federal, state, local or foreign government incentive programs, which can affect demand for EVs.

Fluctuations in operating results and cash flow could, among other things, give rise to short-term liquidity issues. In addition, revenue, and other operating results in future quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of the Volta Class A Common Stock.

Volta’s reported financial results may be negatively impacted by changes in U.S. GAAP.

U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change.

Risks Related to Legal Matters and Regulations

Government regulation of outdoor media may restrict Volta’s content activities.

U.S. federal, state and local regulations have a significant impact on the outdoor media industry and may have an impact on Volta’s content activities. Construction, repair, maintenance, lighting, upgrading, height, size, spacing, the location and permitting of outdoor digital displays and the use of new technologies for changeable displays, such as digital displays, may be regulated by federal, state and local governments, and, from time to time, governments have prohibited or significantly limited the construction of new outdoor media displays or structures. Since digital displays have been developed and introduced relatively recently into the market on a large scale, existing regulations that currently do not apply to them by their terms could be revised or new regulations could be enacted to impose greater restrictions on digital displays due to alleged concerns over aesthetics or driver safety, which could make it more difficult for Volta to expand its content-driven EV charging stations to new locations and markets or could require Volta to remove display-enabled stations from existing installed locations. In addition, Volta’s failure to comply with these or any future regulations that become applicable to its digital displays could have an adverse impact on the effectiveness of its displays or their attractiveness to Volta’s business partners as a media medium. As a result, Volta’s business, financial condition and results of operations could be adversely affected.

Further, a number of state and local governments have implemented or initiated taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. Several jurisdictions have imposed such taxes as a percentage of outdoor media revenue generated in that jurisdiction or based on the size and type of display technology. Volta expects various jurisdictions to continue to try to impose such taxes as a way of increasing revenue. The increased imposition of these measures or their application to Volta’s digital displays, and Volta’s inability to overcome any such measures, could reduce its operating income if those outcomes result in restrictions on the use of preexisting displays or limit Volta’s ability to expand its content-driven EV charging stations to new sites and markets. Changes in laws and regulations affecting outdoor media or digital displays, or changes in the interpretation of those laws and regulations, at any level of government, could have a significant financial impact on Volta by requiring Volta to make significant expenditures to ensure compliance or otherwise limiting or restricting its content sales activities and could have an adverse effect on Volta’s business, financial condition and results of operations.

Privacy concerns and laws, or other applicable regulations, may adversely affect Volta’s business.

National and local governments and agencies in the jurisdictions in which Volta operates or may operate in the future and in which Volta’s commercial partners operate have adopted, are considering adopting or may adopt laws and regulations regarding the collection, use, storage, processing and disclosure of information regarding users and other individuals, which could impact Volta’s ability to offer services in certain jurisdictions, including additional jurisdictions in which it may wish to expand its operations. Laws and regulations relating to the collection, use, disclosure, security and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction. The costs of compliance with, and other burdens imposed by, laws, regulations, standards and other obligations relating to privacy, data protection and information security are significant. In addition, some companies, particularly larger enterprises, often will not contract with vendors that do not meet these rigorous standards. Accordingly, the failure, or perceived inability, to comply with these laws, regulations, standards and other obligations may limit the use and adoption of Volta’s charging stations and other offerings, reduce overall demand, lead to regulatory investigations, litigation and significant fines, penalties or liabilities for actual or alleged noncompliance, or slow the pace at which Volta closes sales transactions, any of which could harm Volta’s business, financial condition or results of operations. Moreover, if Volta or any of its employees or contractors fail or are believed to fail to adhere to appropriate practices regarding commercial partners’ or users’ data, it may damage its reputation and brand.

Additionally, existing laws, regulations, standards and other obligations may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure and transfer for Volta and its commercial partners. For example, California adopted the California Consumer Privacy Protection Act (the “CCPA”) and the California State Attorney General has begun enforcement actions against various parties alleged to have failed to comply with the CCPA.

The costs of compliance with, and other burdens imposed by, laws and regulations relating to privacy, data protection and information security that are applicable to the businesses of Volta’s commercial partners, suppliers and vendors may adversely affect their ability and willingness to process, handle, store, use and transmit certain types of information, such as demographic and other personal information. If Volta or its commercial partners, suppliers or vendors are unable to transfer data between and among jurisdictions in which they operate, it could result in delays in the sale or installation of, or decrease demand for, Volta’s products and services or require Volta to modify or restrict some of its products or services.

In addition to government activity, privacy advocacy groups, the technology industry and other industries have established or may establish various new, additional or different self-regulatory standards that may place additional burdens on technology companies. Drivers and commercial partners may expect that Volta will meet voluntary certifications or adhere to other standards established by them or third parties. If Volta is unable to maintain these certifications or meet these standards, it could reduce demand for its solutions and adversely affect its business.

Failure to comply with laws relating to employment could subject Volta to penalties and other adverse consequences.

Volta is subject to various employment-related laws in the jurisdictions in which its employees are based. It faces risks if it fails to comply with applicable United States federal or state wage laws and wage laws of the international jurisdictions where it currently operates or may operate in the future. Any violation of applicable wage laws or other labor- or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties which could have a materially adverse effect on Volta’s reputation, business, financial condition and results of operations. In addition, responding to any such proceedings may result in a significant diversion of management’s attention and resources, significant defense costs and the incurrence of other professional fees.

Volta is, and will continue to be, subject to environmental, health and safety laws and regulations that could result in increased compliance costs or additional operating costs or construction costs and restrictions.

Volta and its operations, as well as those of Volta’s contractors and suppliers, are and will be subject to certain federal, state and local environmental laws and regulations, including laws relating to the use, handling, storage, transportation and disposal of hazardous substances and wastes, as well as electronic wastes and hardware, whether hazardous or not. Volta or others in Volta’s supply chain may be required to obtain permits and comply with procedures that impose various restrictions and obligations that could have adverse effects on Volta’s operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for Volta’s operations or on a timeline that meets Volta’s commercial obligations, it may adversely impact Volta’s business.

Environmental and health and safety laws and regulations can be complex and may be subject to change through future amendments to such laws at the supranational, national, sub-national and/or local level or other new or modified regulations that may be implemented under existing laws. The nature and extent of any changes in these laws, rules, regulations and permits may be uncertain and unpredictable and could have an adverse effect on Volta’s business, financial condition and results of operations. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, including those relating to hardware manufacturing, electronic waste or batteries, could cause additional expenditures, restrictions and delays in connection with Volta’s operations as well as other future projects, the extent of which cannot be predicted. Additionally, Volta could be regulated as a retail electric service provider in the future.

Volta currently relies on third parties to ensure compliance with certain environmental laws, including those related to the disposal of hazardous and non-hazardous wastes, to include end-of-life disposal or recycling. Any failure to properly handle or dispose of such wastes, regardless of whether such failure is Volta’s or its contractors, may result in liability under environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), under which liability may be imposed, without regard to fault or degree of contribution, for the investigation and clean-up of contaminated sites as well as impacts to human health and damages to natural resources. The costs of liability with respect to contamination could have a material adverse effect on Volta’s business, financial condition or results of operations. Additionally, Volta may not be able to secure contracts with third parties and contractors to continue their key supply chain and disposal services for its business, which may result in increased costs for compliance with environmental laws and regulations.

Separately, Volta and its operations are subject to an increasing number of laws and regulations regarding Environmental, Social and Governance (“ESG”) matters. For example, the FTC has published guidance, the FTC “Green Guides,” regarding the marketing of products or services as using renewable energy or resulting in carbon offsets. Volta may also be subject to various supply chain requirements regarding, among other things, conflict minerals and labor practices. Volta may be required to incur substantial costs to comply with these requirements, and the failure to comply may result in substantial fines or other penalties that may adversely impact Volta’s business, financial condition or results of operations.

Volta is or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws can subject Volta to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect its business, results of operations, financial condition and reputation.

Volta is or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which it conducts or in the future may conduct activities, including the FCPA and other anti-corruption laws and regulations. The FCPA prohibits Volta and its officers, directors, employees and business partners acting on its behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. A violation of these laws or regulations could adversely affect Volta’s business, results of operations, financial condition and reputation. Volta’s policies and procedures designed to ensure compliance with these regulations may not be sufficient and its directors, officers, employees, representatives, consultants, agents and business partners could engage in improper conduct for which it may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject Volta to whistleblower complaints, adverse media coverage, investigations and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect Volta’s business, results of operations, financial condition and reputation. In addition, changes in economic sanctions laws in the future could adversely impact Volta’s business and investments in its common stock.

Risks Relating to Ownership of our Securities

The dual class structure of our Common Stock has the effect of concentrating voting control with Scott Mercer and Christopher Wendel, Volta’s co-founders, members of the Volta Board and its Chief Executive Officer and President, respectively. This will limit or preclude your ability to influence corporate matters, including the outcome of important transactions, including a change in control.

Shares of our Class B Common Stock have ten votes per share, while shares of our Volta Class A Common Stock have one vote per share. Scott Mercer and Christopher Wendel, Volta’s co-founders, members of the Volta Board and our Chief Executive Officer and President, respectively, hold all of the issued and outstanding shares of our Class B Common Stock. Accordingly, Messrs. Mercer and Wendel hold approximately 37.3% of the voting power of our capital stock on an outstanding basis and will be able to control matters submitted to Volta’s stockholders for approval, including the election of directors, amendments of the Bylaws of Volta dated August 26, 2021 (as the same may be amended, supplemented or modified from time to time, the “Volta Bylaws”) and the Certificate of Incorporation of Volta dated August 26, 2021 (as the same may be amended, supplemented or modified from time to time, the “Volta Charter” and, together with the Volta Bylaws, the “Organizational

Documents”) and any merger, consolidation, sale of all or substantially all of Volta’s assets or other major corporate transactions. Messrs. Mercer and Wendel may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Volta, could deprive its stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Volta and might ultimately affect the market price of shares of our Volta Class A Common Stock. For information about Volta’s dual class structure, see the section titled “Description of Securities.”

Volta’s dual class structure may depress the trading price of our Volta Class A Common Stock.

Volta cannot predict whether its dual class structure will result in a lower or more volatile market price of the Volta Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, pursuant to which companies with multiple classes of shares of common stock are excluded. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of Volta’s Common Stock may cause stockholder advisory firms to publish negative commentary about Volta’s corporate governance practices or otherwise seek to cause Volta to change its capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of Volta’s corporate governance practices or capital structure could adversely affect the value and trading market of the Volta Class A Common Stock.

The stock price will be volatile, and you may not be able to sell shares at or above the price you paid.

The trading price of the Volta Class A Common Stock and Public Warrants will be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond Volta’s control. These factors include:

•actual or anticipated fluctuations in operating results;
•failure to meet or exceed financial estimates and projections of the investment community or that Volta provides to the public;
•issuance of new or updated research or reports by securities analysts or changed recommendations for the industry in general;
•announcements of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•operating and share price performance of other companies in the industry or related markets;
•the timing and magnitude of investments in the growth of the business;
•actual or anticipated changes in laws and regulations;
•additions or departures of key management or other personnel;
•increased labor costs;
•disputes or other developments related to intellectual property or other proprietary rights, including litigation;
•the ability to market new and enhanced solutions on a timely basis;
•sales of substantial amounts of the Volta Class A Common Stock by Volta’s directors, executive officers or significant stockholders or the perception that such sales could occur;
•changes in capital structure, including future issuances of securities or the incurrence of debt; and
•general economic, political and market conditions.

In addition, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of Volta Class A Common Stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

Volta has never paid cash dividends on our capital stock and does not anticipate paying dividends in the foreseeable future.

Volta has never paid cash dividends on our capital stock and currently intends to retain any future earnings to fund the growth of its business. Any determination to pay dividends in the future will be at the discretion of the Board and will depend on Volta’s financial condition, operating results, capital requirements, general business conditions and other factors that the Volta Board may deem relevant. As a result, capital appreciation, if any, of our Volta Class A Common Stock will be the sole source of gain for the foreseeable future.

Anti-takeover provisions contained in the Organizational Documents and applicable laws could impair a takeover attempt.

The Organizational Documents afford certain rights and powers to the Volta Board that could contribute to the delay or prevention of an acquisition that it deems undesirable. Volta is also subject to Section 203 of the DGCL and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions and terms that have the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of Volta Class A Common Stock, and could also affect the price that some investors are willing to pay for the Volta Class A Common Stock. See also “Description of the Securities.”

Volta is subject to risks related to taxation in the United States.

Significant judgments based on interpretations of existing tax laws or regulations are required in determining Volta’s provision for income taxes. Volta’s effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax policies, laws, regulations or rates, changes in the level of non-deductible expenses (including share-based compensation), changes in the location of Volta’s operations, changes in Volta’s future levels of research and development spending, mergers and acquisitions or the results of examinations by various tax authorities. Although Volta believes its tax estimates are reasonable, if the IRS or any other taxing authority disagrees with the positions taken on its tax returns, Volta could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect Volta’s business and future profitability.

Volta is a U.S. corporation and thus subject to U.S. corporate income tax on its worldwide income. Further, since Volta’s operations and customers are located throughout the United States, Volta will be subject to various U.S. state and local taxes. U.S. federal, state, local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to Volta and may have an adverse effect on its business and future profitability.

For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as Volta) from 21% to 26.5%. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect Volta’s business and future profitability.

As a result of plans to expand Volta’s business operations, including to jurisdictions in which tax laws may not be favorable, its obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect Volta’s after-tax profitability and financial results.

In the event that Volta’s business expands domestically or internationally, its effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect Volta’s future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) pre-tax operating results of Volta’s business.

Additionally, Volta may be subject to significant income, withholding, and other tax obligations in the United States and may become subject to taxation in numerous additional U.S. state and local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Volta’s after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of stock-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (g) changes to existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions, and (i) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on Volta’s after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with Volta’s intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If Volta does not prevail in any such disagreements, Volta’s profitability may be affected.

Volta’s after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.

Volta’s ability to utilize its net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period. If Volta has experienced an ownership change at any time since its incorporation, Volta may be subject to limitations on its ability to utilize its existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in Volta’s stock ownership, which may be outside of Volta’s control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit Volta’s use of accumulated state tax attributes. As a result, even if Volta earns net taxable income in the future, its ability to use its pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to Volta.

Volta received a loan as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and Volta’s application for such loan could in the future be determined to have been impermissible which could adversely impact its business and reputation.

On April 27, 2020, Volta received a Small Business Administration (“SBA”) loan in the amount of $3.2 million with fixed interest of 1% per annum as part of the CARES Act (the “PPP Loan”). Although under the

CARES Act Volta applied for and was granted forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses, Volta repaid the PPP Loan in full on October 12, 2021.

In applying for the PPP Loan, Volta was required to certify, among other things, that the then current economic uncertainty made the PPP Loan necessary to support its ongoing operations. Volta made these certifications in good faith after analyzing, among other things, the requirements of the PPP Loan, Volta’s then-current business activity and its ability to access other sources of liquidity sufficient to support its ongoing operations in a manner that would not be significantly detrimental to its business. Volta believes that it satisfied all eligibility criteria for the PPP Loan, and that its receipt of the PPP Loan was consistent with the broad objectives of the CARES Act. The certification regarding necessity described above did not at the time contain any objective criteria and continues to be subject to interpretation. If, despite Volta’s good-faith belief that it has satisfied all eligibility requirements for the PPP Loan, Volta is later determined to have violated any of the laws or governmental regulations that apply to it in connection with the PPP Loan, or it is otherwise determined that it was ineligible to receive the PPP Loan, Volta may be subject to civil, criminal and administrative penalties. Any violations or alleged violations may result in adverse publicity and damage to Volta’s reputation, a review or audit by the SBA or other government entity or claims under the False Claims Act. These events could consume significant financial and management resources and could have a material adverse effect on Volta’s business, results of operations and financial condition.

Volta’s sole material asset is its direct and indirect interests in its subsidiaries and, accordingly, Volta is dependent upon distributions from its subsidiaries to pay taxes and cover its corporate and other overhead expenses and pay dividends, if any, on the Common Stock.

Volta is a holding company and has no material assets other than its direct and indirect equity interests in its subsidiaries. Volta has no independent means of generating revenue. To the extent Volta’s subsidiaries have available cash, Volta will cause its subsidiaries to make distributions of cash to pay taxes, cover Volta’s corporate and other overhead expenses and pay dividends, if any, on the Common Stock. To the extent that Volta needs funds and its subsidiaries fail to generate sufficient cash flow to distribute funds to Volta or are restricted from making such distributions or payments under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, Volta’s liquidity and financial condition could be materially adversely affected.

There is no guarantee that the Public Warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for our warrants is $11.50 per share of Volta Class A Common Stock. There is no guarantee that the Public Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, they may expire worthless.

We may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then-outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of shares of Volta Class A Common Stock purchasable upon exercise of a Public Warrant could be decreased, all without a holder’s approval.

The Public Warrants have been issued in registered form pursuant to an amended and restated warrant agreement, dated August 26, 2021, between Volta, Computershare Inc. and Computershare Trust Company, N.A., collectively as warrant agent (the “A&R Warrant Agreement”). The A&R Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Volta Class A Common Stock purchasable upon exercise of a Public Warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Volta Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (a) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (c) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Warrants will be redeemable by us for cash so long as they are held by the initial purchasers or their permitted transferees.

In addition, we may redeem your warrants after they become exercisable for a number of shares of Volta Class A Common Stock determined based on the redemption date and the fair market value of the Volta Class A Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Volta Class A Common Stock had your warrants remained outstanding.

We may issue a substantial number of additional shares of Volta Class A Common Stock under an employee incentive plan. Any such issuances would dilute the interest of our shareholders and likely present other risks.

We may issue additional shares of Volta Class A Common Stock under an employee incentive plan. The issuance of additional Volta Class A Common Stock:

• may significantly dilute the equity interests of our investors;
• could cause a change in control if a substantial number of shares of Volta Class A Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
• may adversely affect prevailing market prices for the Volta Class A Common Stock and/or the Public Warrants.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the NYSE. Volta is required to comply with the NYSE’s continued listing requirements in order to continue to maintain the listing of our securities on the NYSE. For instance, Volta’s stock price would generally be required to be at least $4.00 per share, its aggregate market value would be required to be at least $150 million and the market value of its publicly held shares would be required to be at least $40 million. We cannot assure you that Volta will be able to meet those continued listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that the Volta Class A Common Stock is a “penny stock” which will require brokers trading in the Volta Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because the Volta Class A Common Stock and Public Warrants are listed on the NYSE, the Volta Class A Common Stock and Public Warrants qualify as covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Sales of a substantial number of shares of Volta Class A Common Stock in the public market could occur at any time and a significant portion of Volta’s total outstanding shares are restricted from immediate resale, but may be sold into the market in the near future. This could cause the market price of the Volta Class A Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of the Volta Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Volta Class A Common Stock. Equityholders of our former sponsor, Tortoise Sponsor II LLC, and our current officers and directors hold approximately 10.4% of the outstanding shares Volta Common Stock, including the 8,625,000 shares of Volta Class A Common Stock into which the Founder Shares converted and the 9,887,185 shares of Volta Class B Common Stock convertible into shares of Volta Class A Common Stock, which represents 34.4% of the voting power of the outstanding shares of Volta Common Stock. Pursuant to the terms of a letter agreement entered into at the time of the initial public offering of Tortoise Acquisition Corp. II, our predecessor prior to the Closing, and reaffirmed in the Sponsor Letter, the Founder Shares (which converted into shares of Volta Class A Common Stock in connection with the Domestication), as well as shares of Volta Class A Common Stock held by Volta’s co-founders, may not be transferred until the earlier to occur of (a) one year after the Closing or (b) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Volta Class A Common Stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Volta Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing, the shares of Volta Class A Common Stock into which the Founder Shares convert, and any Volta securities held by Volta’s co-founders, will be released from these transfer restrictions.

Pursuant to the A&R Registration Rights Agreement, the Registration Rights Holders are entitled to, among other things, certain registration rights, including the demand of up to three underwritten offerings and customary piggyback registration rights. Further, pursuant to the Subscription Agreements, we were also required to register additional shares of Volta Class A Common Stock. To satisfy these obligations, we registered up to 116,019,569 shares of Volta Class A Common Stock, which also covers shares issuable upon exercise of the Public Warrants, pursuant to the registration statement of which this prospectus forms a part. The sale of these shares is likely to have an adverse effect on the trading price of the Volta Class A Common Stock.

Additionally, Volta will likely register for resale shares subject to the converted Volta Options and shares under the Volta Option Plan and Volta Founder Plan, as well as shares subject to converted Volta Warrants and shares held by Volta’s affiliates that were subject to a lock-up. The shares of Volta Class A Common Stock issued to the Historical Rollover Shareholders are subject to certain transfer restrictions following the consummation of the reverse recapitalization. The sale of a substantial number of shares of Volta Class A Common Stock after the release of any applicable transfer restrictions or pursuant to a resale registration is likely to have an adverse effect on the trading price of the Volta Class A Common Stock.

For more information about the A&R Registration Rights Agreement and Subscription Agreements, see the subsections entitled “Certain Relationships and Related Transactions — A&R Registration Rights Agreement.”

[VA1] If securities or industry analysts do not publish or cease publishing research or reports about Volta, its business or its market, or if they change their recommendations regarding the Volta Class A Common Stock adversely, the price and trading volume of the Volta Class A Common Stock could decline.

The trading market for the Volta Class A Common Stock will be influenced by the research and reports that industry or securities analysts may publish about Volta, its business, its market or its competitors. If any of the analysts who may cover Volta change their recommendation regarding the Volta Class A Common Stock adversely, or provide more favorable relative recommendations about its competitors, the price of the Volta Class A Common Stock would likely decline. If any analyst who may cover Volta were to cease their coverage or fail to regularly publish reports on Volta, we could lose visibility in the financial markets, which could cause the stock price or trading volume of Volta securities to decline.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our shareholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following September 15, 2025, the fifth anniversary of our IPO, (ii) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of the shares of Volta Class A Common Stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find the Volta Class A Common Stock less attractive because we will rely on these exemptions. If some investors find the Volta Class A Common Stock less attractive as a result, there may be a less active trading market for the Volta Class A Common Stock and our share price may be more volatile.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1
Certificate of Incorporation of Volta Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).

3.2	Bylaws of Volta Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
The following materials from Volta Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

Signatures

Date: November 12, 2021	By:	/s/ Scott Mercer
Scott Mercer
Chief Executive Officer, Director and Chairperson
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Francois P. Chadwick
Francois P. Chadwick
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)