Form 10-Q/A
period 2021-09-30
Volta Inc.
filed 2022-03-22
CIK 1819584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

4159-2975-4165.1

Volta Inc.

EXPLANATORY NOTE

Volta Inc. (the "Company") is filing this unaudited Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Form 10-Q”). The purpose of this Amendment No. 1 is to restate our previously issued unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2021 contained in the Original Form 10-Q (the "Restatement"). See Note 2 - Restatement of Prior Financial Information, for additional information. On February 25, 2022, the Company filed a Current Report on Form 8-K, which was subsequently amended on March 3, 2022, disclosing that the financial statements included in the Original Form 10-Q should not be relied upon.

Restatement Background

In connection with the preparation of the Company's financial statements for the year ended December 31, 2021, the Company reviewed its grant agreements for equity-based awards to determine stock-based compensation expense. Based on this review, the Company determined that it improperly assessed the accounting grant date of certain of the Company's restricted stock units ("RSUs"), resulting in an understatement of stock-based compensation for the three and nine months ended September 30, 2021. Stock-based compensation expense for these RSUs should have been recognized during the reporting period ending September 30, 2021 as the accounting grant date for these grants occurred during that period. The impact of correcting the error is to shift the reporting period in which stock-based compensation is recognized, resulting in an increase of previously reported net loss by $26.7 million for the quarter ended September 30, 2021. As previously disclosed in the Company's unaudited condensed consolidated financial statements for the quarter ended September 30, 2021, the Company's management and the Audit Committee of the Company's Board of Directors determined that material weaknesses existed in the Company's internal control over financial reporting due to the lack of formal accounting policies, procedures and controls over significant accounts and disclosures to appropriately analyze, record and disclose complex technical accounting matters, including equity transactions, commensurate with its accounting and reporting requirements, and due to the lack of effective controls over certain information technology general controls for information systems that are relevant to the preparation of its condensed consolidated financial statements, specifically program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately during migration. These material weaknesses in the Company's internal control over financial reporting that resulted in the understatement of stock-based compensation. Refer to Controls and Procedures in Part I, Item 4.

Items Amended in this Amendment No. 1

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the Restatement. The following items have been amended to reflect the Restatement:

•Part I, Item 1, Financial Statements
•Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4, Controls and Procedures
•Part II, Item 1A, Risk Factors

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 currently dated certifications from its President and Chief Executive Officer and its Chief Financial Officer.

Except as described above this Amendment No. 1 does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment No. 1 does not reflect events occurring after the Original Form 10-Q and does not modify or update the disclosures therein, except to reflect the effects of the Restatement.

PART I - FINANCIAL INFORMATION

4159-2975-4165.1

Volta Inc.

Item 1. Condensed Consolidated Financial Statements (Restated)

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 (Restated) and December 31, 2020     3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 (Restated) and 2020    5
Unaudited Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 (Restated) and 2020    6
Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2021 (Restated) and 2020    9
Notes to Unaudited Condensed Consolidated Financial Statements (Restated)     11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures (Restated)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors (Restated)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

4159-2975-4165.1

Volta Inc.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Amendment No. 1 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which involve substantial risks and uncertainties. These statements reflect the current views of management with respect to future events and our financial performance. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

Except with respect to statements in this Amendment No. 1 revised or provided to reflect the effects of the Restatement, forward-looking statements herein are as of the Original Form 10-Q, filed with the SEC on November 12, 2021, unless specifically stated to be made as of a different date, and the Company has not updated forward-looking statements or information to reflect events occurring after the Original Form 10-Q.

These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. These factors include the information set forth in Part II, Item 1A, of this Amendment No. 1 under the heading “Risk Factors,” which we encourage you to carefully read. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Amendment No. 1 to reflect events or circumstances after the date of this Amendment No. 1 or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited) (Restated)

4159-2975-4165.1

Volta Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Restated)

ASSETS	(in thousands)
Current assets
Cash and cash equivalents	$331,254	$58,806
Accounts receivable, less allowance for doubtful accounts; $53.2 and $53.2, respectively	8,662	6,150
Inventory	3,867	6,152
Prepaid partnership costs - current	9,692	9,625
Prepaid expenses and other current assets	9,932	921
Total current assets	363,407	81,654
Operating lease right-of-use assets, net	61,570	49,434
Property and equipment, net	82,389	49,358
Notes receivable - employee	—	1,019
Other non-current assets	3	327
Prepaid partnership costs - non-current	415	—
Intangible assets, net	845	—
Goodwill	221	—
Total assets	$508,850	$181,792

LIABILITIES
Current liabilities
Accounts payable	35,864	5,494
Accounts payable - due to related party	—	92
Accrued expenses and other current liabilities	13,898	21,533
Operating lease liability - current portion	9,267	7,484
Deferred revenue	6,928	7,625
Term loans payable - current	19,527	10,323
Warrant liability	37,269	698
Total current liabilities	122,753	53,249
Term loans payable, net of unamortized debt issuance costs and current term loan payable	27,662	40,697
Operating lease liability - non-current portion	47,844	37,146
Other non-current liabilities	6,944	7,004
Total liabilities	$205,203	$138,096

Redeemable convertible Legacy Volta Preferred Stock, $0.0001 par value: 86,845,643 shares authorized; 76,493,917 shares issued and outstanding as of and December 31, 2020. Volta Inc. Preferred Stock, $0.0001 par value: 10,000,000 shares authorized; no shares were outstanding as of September 30, 2021 (aggregate liquidation preference of $0 and $214,719,011 as of September 30, 2021 and December 31, 2020, respectively)	—	182,599

Volta Inc.

Unaudited Condensed Consolidated Balance Sheets

STOCKHOLDERS' (DEFICIT) EQUITY
Common Stock, $0.0001 par value: 400,000,000 and 152,901,000 shares authorized; 161,908,403 and 24,696,437 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	16	1
Additional paid-in capital	611,273	13,233
Accumulated deficit	(307,642)	(152,137)
Total stockholders’ (deficit) equity	303,647	(138,903)
Total liabilities, redeemable convertible Preferred Stock and stockholders’ (deficit) equity	$508,850	$181,792

Volta Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
REVENUES	(in thousands except share and per share)
Service revenue	$8,058	$4,043	$19,115	$8,907
Product revenue	372	752	670	1,463
Other revenue	60	—	387	706
Total revenues	8,490	4,795	20,172	11,076

COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization shown below)	5,347	4,554	15,087	11,551
Costs of products (exclusive of depreciation and amortization shown below)	528	669	881	1,388
Selling, general and administrative	55,664	8,954	133,873	26,491
Depreciation and amortization	3,116	2,257	7,812	5,251
Other operating (income) expense	203	(13)	1,067	(361)
Total costs and expenses	64,858	16,421	158,720	44,320
Loss from operations	(56,368)	(11,626)	(138,548)	(33,244)

OTHER EXPENSES
Interest expense, net	1,639	2,778	5,030	5,695
Other expense, net	188	97	467	84
Change in fair value of warrant liability	11,554	(3)	11,436	(14)
Total other expenses	13,381	2,872	16,933	5,765
LOSS BEFORE INCOME TAXES	(69,749)	(14,498)	(155,481)	(39,009)

Income tax expense	—	19	24	23
NET LOSS	$(69,749)	$(14,517)	$(155,505)	$(39,032)

Weighted-average Class A common stock outstanding, basic and diluted (Note 14 - Net Loss Per Share)	65,923,212	1,575,462	27,998,369	1,573,563
Net loss per Class A common stock, basic and diluted (Note 14 - Net Loss Per Share)	$(0.94)	$(1.56)	$(4.20)	$(4.19)
Weighted-average Class B common stock outstanding, basic and diluted (Note 14 - Net Loss Per Share)	8,481,143	7,733,885	8,998,756	7,733,885
Net loss per Class B common stock, basic and diluted (Note 14 - Net Loss Per Share)	$(0.94)	$(1.56)	$(4.20)	$(4.19)

Volta Inc.

Unaudited Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Deficit

Three Months Ended September 30, 2020	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount	Shares	Amount
Balances at June 30, 2020	55,065	$75,608	13,194	$—	$6,693	$(106,096)	$(99,403)
Beneficial conversion feature in convertible promissory notes	—	—	—	—	815	—	815
Issuance of common stock upon exercise of options (vested)	—	—	4	—	3	—	3
Stock-based compensation expense - options	—	—	—	—	341	—	341
Net loss	—	—	—	—	—	(14,517)	(14,517)
Balances at September 30, 2020	55,065	$75,608	13,198	$—	$7,852	$(120,613)	$(112,761)

Nine Months Ended September 30, 2020	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount	Shares	Amount
Balances at December 31, 2019	55,065	$75,608	13,186	$—	$5,542	$(81,581)	$(76,039)
Beneficial conversion feature in convertible promissory notes	—	—	—	—	1,192	—	1,192
Issuance of Class B common stock warrants - related party	—	—	—	—	291	—	291
Issuance of common stock upon exercise of options	—	—	12	—	7	—	7
Stock-based compensation expense - options	—	—	—	—	820	—	820
Net loss	—	—	—	—	—	(39,032)	(39,032)
Balance at September 30, 2020	55,065	$75,608	13,198	$—	$7,852	$(120,613)	$(112,761)

Volta Inc.

Unaudited Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Deficit

Three Months Ended September 30, 2021 (Restated)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount	Shares	Amount
Balances at June 30, 2021	81,216	$210,030	32,981	$3	$62,340	$(237,893)	$(175,550)
Reverse recapitalization	(81,216)	(210,030)	81,216	8	210,030	—	210,038
TAC shares recapitalized, net of redemptions and equity issuance costs	—	—	48,907	5	323,018	—	323,023
Transaction costs related to reverse recapitalization	—	—	—	—	(8,307)	—	(8,307)
Recognition of exercise of options, net of forfeiture of shares, upon settlement of promissory notes	—	—	(1,869)	—	(9,272)	—	(9,272)
Issuance of common stock upon exercise of options	—	—	231	—	208	—	208
Issuance of common stock upon net exercise of warrant	—	—	442	—	1,944	—	1,944
Stock-based compensation expense - options and restricted stock units	—	—	—	—	31,312	—	31,312
Net loss	—	—	—	—	—	(69,749)	(69,749)
Balances at September 30, 2021	—	$—	161,908	$16	$611,273	$(307,642)	$303,647

Nine Months Ended September 30, 2021 (Restated)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount	Shares	Amount
Balances at December 31, 2020	76,494	$182,599	24,696	$1	$13,233	$(152,137)	$(138,903)
Issuance of Series D Preferred Stock	4,722	13,721	—	—	—	—	—
Issuance of Series D Preferred Stock - related party	—	15,000	—	—	—	—	—
Issuance Costs - Series D	—	(1,290)	—	—	—	—	—
Issuance of restricted stock awards - related party	—	—	6,917	1	40,236	—	40,237
Reverse recapitalization	(81,216)	(210,030)	81,216	8	210,030	—	210,038
TAC shares recapitalized, net of redemptions and equity issuance costs	—	—	48,907	5	323,018	—	323,023

Volta Inc.

Unaudited Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Deficit

Transaction costs related to reverse recapitalization	—	—	—	—	(8,307)	—	(8,307)
Recognition of exercise of options, net of forfeiture of shares, upon settlement of promissory notes	—	—	(1,869)	—	(9,272)	—	(9,272)
Issuance of common stock upon exercise of options	—	—	1,235	1	1,294	—	1,295
Issuance of common stock upon net exercise of warrant	—	—	442	—	1,944	—	1,944
Stock-based compensation expense - options and restricted stock units	—	—	—	—	37,876	—	37,876
Exercise of common stock warrants - related party	—	—	182	—	1	—	1
Issuance of common stock for acquisition of 2Predict	—	—	182	—	1,220	—	1,220
Net loss	—	—	—	—	—	(155,505)	(155,505)
Balance at September 30, 2021	—	$—	161,908	$16	$611,273	$(307,642)	$303,647

Volta Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(Restated)

Cash flows from operating activities	(in thousands)
Net loss	$(155,505)	$(39,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in the carrying amount of ROU assets	3,211	1,804
Depreciation and amortization	7,812	5,251
Stock-based compensation	78,112	818
Amortization of debt issuance costs	252	(9,001)
Non-cash interest expense	—	(496)
Revaluation of warrant liability to estimated fair value	11,436	(14)
Expenses related to invoices in dispute	624	—
Loss on abandonment of property and equipment	542	—
Changes in operating assets and liabilities:
Accounts receivable	(2,510)	7,099
Inventory	2,285	1,232
Prepaid expenses and other current assets	(8,914)	(893)
Prepaid partnership costs	(1,941)	(4,613)
Operating lease right-of-use asset	(14,699)	(10,895)
Other non-current assets	324	239
Accounts payable	30,371	(20,217)
Due to related party	(92)	45
Accrued expenses and other current liabilities	(7,506)	16,466
Deferred revenue	(697)	3,182
Lease incentive liability	(39)	(16)
Operating lease liability	12,482	9,471
Other noncurrent liabilities	504	(4,189)
Net cash used in operating activities	(43,948)	(43,759)

Cash flows from investing activities
Purchase of property and equipment	(41,470)	(12,753)
Capitalization of internal-use software	422	—
Incentive lease obligation	—	605
Acquisition of 2Predict	(200)	—
Net cash used in investing activities	(41,248)	(12,148)

Cash flows from financing activities
Due from employees for taxes paid on partial recourse notes	(8,340)	—
Proceeds from issuance of Class B Common Stock warrants	—	291
Proceeds from issuance of Series D Preferred Stock	28,721	—
Proceeds from issuance of Series D-1 convertible notes	—	20,205
Proceeds from issuance of Series D-1 convertible notes -related party	—	9,800

Volta Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Proceeds from issuance of long term debt	—	22,042
Payments of long term debt	(4,084)	—
Proceeds from PPP loan	—	3,193
Proceeds from exercise of stock options	1,296	5
Payment of issuance costs related to Series D and D-1 Preferred Stock	(1,290)	—
Proceeds from financing activity	—	445
Payment of financing activity principal	(452)	(223)
Proceeds from reverse recapitalization and PIPE Financing	350,100	—
Payment of transaction costs related to reverse recapitalization	(8,307)	—
Net cash provided by financing activities	357,644	55,758

Net increase (decrease) in cash, cash equivalents, and restricted cash	272,448	(149)
Cash, cash equivalents, and restricted cash, beginning of period	58,806	10,758
Cash, cash equivalents, and restricted cash, end of period	$331,254	$10,609

Supplemental disclosures of cash flow information
Cash paid for interest	$4,649	$870

Non-cash investing and financing activities
Conversion of redeemable convertible Preferred Stock into common stock in connection with the reverse recapitalization	210,030	—
Beneficial conversion feature related to convertible notes	—	1,192
Transaction costs not yet paid	1,847	—
Cashless exercise of Legacy Volta Preferred Stock warrants	1,944	—
Forfeiture of shares to settle promissory notes collateralized to common stock	9,272	—
Initial recognition of operating lease right-of-use asset	14,860	10,895
Initial recognition of operating lease liability	14,211	10,337
Class B Common Stock warrants issued in satisfaction of services rendered	—	291
Issuance of Common Stock in a reverse recapitalization	1,221	—
Fair value of 2Predict assets acquired	1,200	—

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

Note 2 - Restatement of Prior Financial Information
In connection with the preparation of the Company's financial statements as of December 31, 2021, the Company has identified an error made in the Company's historical financial statements for the period ending September 30, 2021. The Company improperly assessed the accounting grant date of the 10,500,000 RSUs granted under the Founders Incentive Plan ("FIP") to be November 8, 2021 and disclosed the grants as a subsequent event in the original form 10-Q, resulting in no associated stock-based compensation expense recognized for these awards in the period ended September 30, 2021. The correct grant date, as subsequently determined under ASC 718, was August 26, 2021. The impact of correcting the accounting grant date is to shift the reporting periods in which stock-based compensation expense is recognized for the three and nine months ended September 30, 2021 and include a missing disclosure relating to the Company's RSUs.

Under ASC 718, the fair value of stock-based compensation is measured utilizing the closing price for the Company's common stock on the grant date and recognized over the employee's requisite service period. These grants vest on the earlier of January 1, 2022 or a qualified termination as defined in the FIP. The weighted-average grant-date fair value of RSUs granted during the nine months ended September 30, 2021 was $9.30 per share. There were no shares forfeited during the nine months ended September 30, 2021. The RSU expense recognized for the three and nine months ended September 30, 2021 was $26.7 million.

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As a result, management has noted adjustments to stock-based compensation of $26.7 million with the offset recorded to additional paid-in capital. In connection with the change in stock-based compensation, the Company also restated its net loss and net loss per share for Class A and Class B common stock, basic and diluted.

The following table summarizes the effect of the Restatement on the condensed consolidated balance sheets as and statement of changes in redeemable convertible preferred stock and stockholders' deficit of September 30, 2021 (in thousands):

	As Reported	Adjustment	As Restated
Additional paid-in capital	$584,572	$26,701	$611,273
Accumulated deficit	$(280,941)	$(26,701)	$(307,642)

The following table summarizes the effect of the Restatement on the condensed consolidated statement of operations for the three months ended September 30, 2021 (in thousands, except per share amounts):

	As Reported	Adjustment	As Restated
Selling, general and administrative	$28,963	$26,701	$55,664
Total costs and expenses	$38,157	$26,701	$64,858
Loss from operations	$(29,667)	$(26,701)	$(56,368)
Net loss	$(43,048)	$(26,701)	$(69,749)
Net loss per Class A common stock, basic and diluted	$(0.58)	$(0.36)	$(0.94)
Net loss per Class B common stock, basic and diluted	$(0.58)	$(0.36)	$(0.94)

The following table summarizes the effect of the Restatement on the condensed consolidated statement of operations for the nine months ended September 30, 2021 (in thousands, except per share amounts):

	As Reported	Adjustment	As Restated
Selling, general and administrative	$107,172	$26,701	$133,873
Total costs and expenses	$132,019	$26,701	$158,720
Loss from operations	$(111,847)	$(26,701)	$(138,548)
Net loss	$(128,804)	$(26,701)	$(155,505)
Net loss per Class A common stock, basic and diluted	$(3.48)	$(0.72)	$(4.20)
Net loss per Class B common stock, basic and diluted	$(3.48)	$(0.72)	$(4.20)

The following table summarizes the effect of the Restatement on the condensed consolidated statement of cash flows for the nine months ended September 30, 2021 (in thousands):

	As Reported	Adjustment	As Restated
Net loss	$(128,804)	$(26,701)	$(155,505)
Stock-based compensation	$51,411	$26,701	$78,112

Note 3 - Summary of Significant Accounting Policies

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

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

its carrying amount, an impairment loss is recognized in an amount equal to the difference. There was no impairment of goodwill for the three months ended September 30, 2021.

Leases

The Company determines if an arrangement contains a lease at inception. The Company recognizes an ROU asset and a lease liability at the lease commencement date for operating leases with terms greater than 12 months. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. The initial measurement of ROU assets is comprised of the initial amount of the lease liability, adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received. ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus any initial direct costs, plus (less) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Equity issuance costs

For the nine months ended September 30, 2020, the Company raised $9.5 million through sales of Legacy Volta Series D Preferred Stock resulting in no of equity issuance costs, paid as Legacy Volta Class B Common Stock warrants. As of September 30, 2021, the Company had raised $129 million through sales of Legacy Volta Series D and Legacy Volta D-1 Preferred Stock, resulting in $4.5 million of equity issuance costs, of which $3.8 million was paid in cash and $0.7 million was paid as Legacy Volta Class B Common Stock warrants. As a part of the Closing all Legacy Volta Series D and Legacy Volta D-1 Preferred Stock were converted to Class A Common Stock and

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Legacy Volta Class B Common Stock were converted to Class A Common Stock of Volta Inc. (Note 13 - Stockholders’ (Deficit) Equity And Stock-Based Compensation).

Stock warrants

The Company’s Common Stock warrants are freestanding warrants that were issued by Legacy Volta in connection with certain debt and equity financing transactions ("Legacy Volta Warrants"). At the Closing, the Legacy Volta Warrants were converted into warrants to purchase Volta Class A Common Stock ("Converted Warrants"). The Converted Warrants are classified as equity instruments at the grant date fair value calculated using the OPM Back solve approach and are not subject to revaluation at the condensed consolidated balance sheet date. Additionally, TortoiseCorp II sold warrants as a part of the units in TortoiseCorp's initial public offering of units, which closed on September 15, 2020 (the "IPO") (the "Public Warrants") and issued warrants to TortoiseEcofin Borrower, LLC ("Tortoise Borrower") in a private placement simultaneously with the closing of the IPO (the "Private Warrants"). As the Public Warrants and Private warrants do not meet the criteria for equity treatment, they are recorded as liabilities on the condensed consolidated balance sheets. Accordingly, the Company classifies the Private Warrants and Public Warrants as liabilities and records them at fair value.

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

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

If the arrangement contains a lease, it is accounted for in accordance with Accounting Standards Codification ("ASC") 842, Leases. In some arrangements, the Company has executed a sale and leaseback of the digital media screens (sale leaseback) and has also acquired the right to control the use of the location to advertise over a set term (location lease) (see Note 11 - Debt Facilities). During the construction phase, the Company does not control the underlying asset on the customer’s property. As the leaseback qualifies as a financing arrangement, the Company will not record a sale for accounting purposes of the digital media screen and will depreciate that asset over its useful life. For contractual payments that do not exceed the fair value of the location lease obligation, the Company records a lease liability and an associated right-of-use asset based on the discounted lease payments. In some instances, the Company may receive a lease incentive from the lessor which is recorded as a reduction to the right-of-use asset.

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

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Remaining performance obligations

Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that is expected to be recognized as revenue in future periods and excludes the performance obligations that are subject to cancellation terms. The remaining performance obligations related to advertising services, the sale of media-enabled charging stations, installation services and SaaS are expected to be recognized as revenue within the next twelve months and are recorded within deferred revenue on the condensed consolidated balance sheets. The unbilled amount was $0.8 million as of September 30, 2021 and December 31, 2020. The total remaining performance obligations, excluding advertising services contracts that have a duration of one year or less, was $22.0 million and $24.4 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, the Company expects to recognize approximately 37.4% of its remaining performance obligations as revenues in the next twelve months, and the remainder thereafter.

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

Stock-based compensation (Restated)

The Company accounts for all share-based payment awards granted to employees and non-employees based on the fair value of the awards on the date of the grant. For service-based awards, stock-based compensation is recognized in the consolidated statements of operations and comprehensive loss over the period during which the employee is required to perform service in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The grant-date fair value of option awards is based upon the fair value of the Company’s common stock as of the date of grant, as well as estimates of the expected term of the awards, expected common stock price volatility over the expected term of the option awards, risk-free interest rates and expected dividend yield. Forfeitures are recognized as they occur. Compensation cost is recognized over the vesting period of the applicable award using the straight-line method. For service and performance-based restricted stock units and awards, the fair value is based on the closing price for the Company's common stock on the date of the grant. Compensation cost for service-based awards is recognized on a straight-line basis over the requisite service period. Compensation cost for performance-based awards is recognized on a straight line basis over the requisite service period if it is probable that the performance condition will be satisfied given the awards vest upon achievement of the performance condition. For market-based awards, the fair value is measured on the grant date but uses a Binomial Lattice Valuation Model ("BLM"). The requisite service period is also determined through the use of a BLM. Compensation cost associated with awards granted with market-based vesting conditions is recognized over the requisite service period even if the market condition is never satisfied.

COVID-19 impact

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic will continue to have a

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

negative impact on the operations and customers of the Company. The impact on the business and the results of operations included decreased customer demand for advertising space due to the decrease in foot traffic at the site hosts as consumers were subject to shelter-in-place orders around the United States, as well as the temporary halting of construction activities of the media-enabled charging stations. In addition, the ability of the employees and the suppliers' and customers' employees to work may be impacted by individuals contracting or being exposed to COVID-19, which may significantly hamper the operations. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets, or a material change in the estimate of any contingent amounts recorded in the condensed consolidated balance sheet as of September 30, 2021. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic. The condensed consolidated financial statements reflect estimates and assumptions made by management as of September 30, 2021 and management continues to monitor the potential impact. Events and changes in circumstances arising after September 30, 2021, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods. The Company applied for a loan under the Small Business Administration (“SBA”) Paycheck Protection Program ("PPP") of the Coronavirus Aid, Relief and Economic Security Act of 2020 (“CARES Act”). In April 2020, the Company received loan proceeds of $3.2 million under the SBA PPP of the CARES Act (see Note 11 - Debt Facilities).

Recent accounting pronouncements

Recently adopted accounting pronouncements

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

Note 4 - Liquidity

The Company's condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2021, the Company incurred a net loss (restated) of $155.5

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

million and had negative cash flows from operating activities of $43.9 million. As of September 30, 2021, the Company had an accumulated deficit (restated) of $307.6 million and cash of $331.3 million.

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

In April 2020, the Company received loan proceeds of $3.2 million under the PPP of the CARES Act as administered by the U.S. SBA (see Note 11 - Debt Facilities). Although the Company received full forgiveness for the PPP loan, as the entire amount was used for eligible expenses under the program, the Company repaid the entire loan balance of $3.2 million on October 12, 2021 (see Note 19 - Subsequent Events).

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

Note 5 - Acquisitions

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

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 - Immaterial Correction of An Error

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

Note 7 - Reverse Recapitalization

As discussed in Note 1 - Description of Business, on the Closing Date, Volta Inc. (formerly TortoiseCorp II) consummated the reverse recapitalization and Legacy Volta received proceeds of $350 million. The proceeds included $300 million in proceeds from certain accredited investors that agreed to purchase 30,000,000 shares of Volta Class A Common Stock in a private placement in connection with the reverse recapitalization (the "PIPE Financing"), and is net of $242 million in redemptions from issuance of common stock upon the Closing and includes $61.0 million of transaction costs of which $8.3 million was paid by Legacy Volta as of September 30, 2021. These transaction costs consist of legal, accounting, and other professional services directly related to the reverse recapitalization. These one-time direct and incremental transaction costs incurred by the Company were recorded based on the activities to which the costs relate and the structure of the transaction; cost relating to the issuance of equity is recorded as a reduction of the amount of equity raised, presented in additional paid in capital, while all costs related to the warrants were estimated and charged to expense. The cash outflows related to these costs were presented as financing activities on the Company’s condensed consolidated statement of cash flows. On the Closing Date, each holder of Legacy Volta’s Class A common stock received approximately 1.2135 shares of Volta's Class B common stock, par value $0.0001 per share, and each holder of Legacy Volta’s Class B common stock received approximately 1.2135 shares of the Company’s Class A common stock, par value $0.0001 per share. See Note 12 - Warrants, and Note 13 - Stockholders’ (Deficit) Equity And Stock-Based Compensation for additional details of the Company’s stockholders’ equity prior to and subsequent to the reverse recapitalization.

All equity awards of Legacy Volta~~.~~ were assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class A or Class B common stock based on an exchange ratio of approximately 1.2135.

Each Public Warrant and Private Warrant was unexercised at the time of the reverse recapitalization and was assumed by the Company and represents the right to purchase shares of the Company’s Class A common stock. Refer to Note 12 - Warrants for additional detail.

The reverse recapitalization was accounted for with Legacy Volta as the accounting acquirer and TortoiseCorp II as the acquired company for accounting purposes. Legacy Volta was determined to be the accounting acquirer since Legacy Volta’s stockholders prior to the reverse recapitalization had the greatest voting interest in the combined

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Note 8 - Fair Value Measurements

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

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

As of September 30, 2021, the Company has Private Warrants defined and discussed in Note 12 - Warrants. The warrants are measured at fair value on a recurring basis. The Binomial Lattice Model's primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Closing was derived from observable Public Warrants pricing. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrants pricing. Accordingly, the Private Warrants are classified as Level 3 financial instruments. The Private Warrants were valued as of September 30, 2021 using the estimated fair value price of $2.56 per Private Warrants. The changes in the fair value of the Private Warrants, Public Warrants and Legacy Volta Preferred Stock warrants were as follows:

(in thousands)
December 31, 2020	$698
Increase (decrease) in fair value of warrants	1,246
Release of liability upon exercise of Preferred Stock Warrants	(1,944)
Addition of Private and Public Warrants	27,079
Increase (decrease) in Private and Public Warrants	10,190
September 30, 2021	$37,269

December 31, 2019	$288
Increase (decrease) in fair value of warrants	(14)
September 30, 2020	$274

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

There were no transfers of financial instruments between levels of the hierarchy for the three months ended September 30, 2021 and 2020 and for the nine months ended September 30, 2021 and 2020.

Note 9 - Property And Equipment, Net

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
Note 10 - Accrued Expenses And Other Current Liabilities

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

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

of payments received in excess of the SSP for performance obligations related to Network Development arrangements. These liabilities are recorded in ROU assets upon lease commencement.

Note 11 - Debt Facilities

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

PPP loan

In April 2020 the Company applied for and received a small business loan of $3.2 million through the PPP (the "PPP Loan"). The loan principal and accrued interest are forgivable so long as the borrower maintains its payroll levels and uses the loan proceeds for eligible purposes during the covered period following disbursement, such as payroll, benefits, rent and utilities. Subject to certain qualifications and exclusions, the amount of loan forgiveness is reduced if the borrower terminates employees or reduces salaries during the covered period. Any portion of the loan that is not forgiven will carry interest at the stated rate of 1% per annum, and equal installment payments would be due monthly. Although the Company received full forgiveness for the loan as the entire amount was used for eligible expenses under the program, the Company has paid the entire balance of the PPP loan on October 12, 2021 (see Note 19 - Subsequent Events).

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

Note 12 - Warrants

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

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Note 13 - Stockholders’ (Deficit) Equity And Stock-Based Compensation

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

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Volta Preferred Stock

The Certificate of Incorporation of Volta filed with the Secretary of State of the State of Delaware on August 26, 2021, as the same may be amended, supplemented or modified from time to time provides that shares of Volta Preferred Stock may be issued from time to time in one or more series up to 10,000,000 shares. No such shares have been issued as of September 30, 2021.

Shares reserved for issuance (Restated)

The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	September 30, 2021	December 31, 2020
Redeemable Convertible Preferred Stock	—	76,493,917
Outstanding Public Warrants	8,621,640	—
Outstanding Private Warrants	5,933,333	—
Preferred Stock Warrants	—	190,210
Common stock warrants	9,773,835	10,156,090
Options, RSAs, and RSUs outstanding	22,381,500	6,307,307
Shares available for grant – 2014 Equity Incentive Plan	—	14,301,980
Shares available for grant – 2021 Equity Incentive Plan	11,234,585	—
Total shares of common stock reserved	57,944,893	107,449,504

Equity Incentive Plans (Restated)

Upon the Closing, Volta's board of directors, (the "Board") adopted a new plan (which amended and restated the prior plan), the 2021 Equity Incentive Plan (“2021 EIP”) effective as of August 26, 2021. As of September 30, 2021, 11,234,585 shares of common stock were available and reserved for issuance under the 2021 EIP. The amount of shares available and reserved for issuance under the 2021 EIP include the shares reserved for issuance under the Legacy Volta 2014 Equity Incentive Plan ("2014 EIP"). On the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, the number of shares available for issuance under the 2021 EIP will automatically increase in an amount equal to the lesser of (i) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of shares determined by the Board, with such shares to be Class A common stock. Under the 2021 EIP, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards which are settled in the form of common shares under the 2021 EIP. No further awards will be granted under the Legacy Volta 2014 EIP. Additionally, upon the Closing Date, the Board adopted the FIP effective August 26, 2021. The FIP authorizes the grant of up to 10,500,000 aggregate RSUs to the Company's two founders.

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock option activity

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

The weighted-average grant-date fair value of employee options granted during the three months ended September 30, 2021 and September 30, 2020 was $5.42 and $0.37 per share, respectively. The weighted-average grant-date fair value of employee options granted during the nine months ended September 30, 2021 and September 30, 2020 was $4.29 and $0.37 per share, respectively. The weighted-average grant-date fair value of employee options forfeited during the three months ended September 30, 2021 and September 30, 2021 was $2.33 and $0.35 per share, respectively. The weighted-average grant-date fair value of employee options forfeited during the nine months ended September 30, 2021 and September 30, 2020 was $2.10 and $0.91 per share, respectively. The weighted-average grant-date fair value of options that vested during the three months ended September 30, 2021

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

and September 30, 2020 was $1.53 and $1.01 per share, respectively. The weighted-average grant-date fair value of options that vested during the nine months ended September 30, 2021 and September 30, 2020 was $1.77 and $0.79 per share, respectively. The total fair value of options vested during the three months ended September 30, 2021 and September 30, 2020 was $1.6 million and $1.0 million , respectively. The total fair value of options vested during the nine months ended September 30, 2021 and September 30, 2020 was $7.4 million and $1.7 million, respectively.

Restricted Stock Units (Restated)

In accordance with the FIP, the Company granted 10,500,000 RSUs to certain officers and executives in August 2021. The fair value of the RSUs is measured on the grant date based on the closing price for the Company’s common stock. These grants vest on the earlier of January 1, 2022 or a qualified termination as defined by the FIP.

A summary of the restricted stock unit activity for the nine months ended September 30, 2021 was as follows:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2021	—	$—
RSUs granted	—	$—
RSUs vested	—	$—
RSUs forfeited	—	$—
Unvested balance at March 31, 2021	—	$—
RSUs granted	—	$—
RSUs vested	—	$—
RSUs forfeited	—	$—
Unvested at June 30, 2021	—	$—
RSUs granted	10,500,000	$9.30
RSUs vested	—	$—
RSUs forfeited	—	$—
Unvested balance at September 30, 2021	10,500,000	$9.30

The weighted-average grant-date fair value of RSUs granted during the nine months ended September 30, 2021 was $9.30 per share. There were no shares forfeited during the nine months ended September 30, 2021. The unrecognized compensation cost for unvested RSUs for the nine months ended September 30, 2021 was $70.9 million. The weighted average remaining period for RSUs as of September 30, 2021 was 0.25 years. The RSU expense recognized for the three and nine months ended September 30, 2021 was $26.7 million.

Stock-based compensation (Restated)

Stock-based compensation for options is estimated using the Black-Scholes option pricing model on the date of grant. The fair value of all options is amortized on a ratable basis over the required service periods of the awards, which are generally the vesting periods.

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

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

In accordance with the FIP, the Company has granted restricted stock units that are subject to service-based vesting conditions, established by the Company’s board of directors at the grant date. The fair value of the RSUs is based on the closing price for the Company's common stock on the date of the grant.

Compensation expense (Restated)

Compensation expense related to stock-based awards was recorded in selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss for $31.3 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $78.1 million and $0.8 million for the nine months ended September 30, 2021, and 2020 respectively.

Partial recourse promissory notes

As of September 30, 2021 and December 31, 2020, the Company had $1.2 million and $10.4 million of promissory notes outstanding from employees and former employees, issued for 243,306 and 1,036,124 restricted stock purchases of Legacy Volta Class A common stock, respectively, and the exercise of 1,331,914 and 11,147,195 shares of stock options exercisable for Legacy Volta Class B common stock, respectively. Two of the remaining promissory notes for the exercise of stock options represent the aggregate exercise price of the options and carry an interest rate of 2.26%, and the principal and interest are due upon the earlier of (i) the tenth anniversary of the note’s issuance, or (ii) the date of a change of control. One of the promissory notes carries an interest rate of 3.25% and is due December 15, 2021. All promissory notes issued are collateralized by the shares issued in exchange for the note and were considered to be partial recourse as they may be surrendered at the then fair market value of a share of common stock as determined by the Board. The remainder up to 50% of the value of the original principal of the notes is collateralized by the assets of the borrowers. The amount payable is not limited to the fair value of the shares at the time of default or maturity. As such, the shares are not considered exercised for accounting purposes and the shares issued are not reflected as outstanding in the condensed consolidated financial statements until the notes are repaid and the underlying stock options have vested.

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
Note 14 - Net Loss Per Share

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

The following table presents the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
	(in thousands except share and per share)
Numerator:
Net loss (restated)	$(61,799)	$(7,950)	$(2,457)	$(12,060)	$(117,682)	$(37,823)	$(6,599)	$(32,433)
Denominator:
Basic shares:
Weighted-average common shares, basic	65,923,212	8,481,143	1,575,462	7,733,885	27,998,369	8,998,756	1,573,563	7,733,885
Diluted shares:
Weighted-average common shares, diluted	65,923,212	8,481,143	1,575,462	7,733,885	27,998,369	8,998,756	1,573,563	7,733,885
Net loss per share attributable to common stockholders:
Basic (restated)	$(0.94)	$(0.94)	$(1.56)	$(1.56)	$(4.20)	$(4.20)	$(4.19)	$(4.19)
Diluted (restated)	$(0.94)	$(0.94)	$(1.56)	$(1.56)	$(4.20)	$(4.20)	$(4.19)	$(4.19)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive securities
Outstanding stock options - stock plan	11,692,733	15,763,501	11,692,733	15,763,501
Non plan option grants	188,767	—	188,767	—
Convertible Preferred Stock	—	55,065,497	—	55,065,497
Warrants for common stock	24,328,810	9,974,065	24,328,810	9,974,065
Warrants for Preferred Stock	—	190,210	—	190,210
Options and RSAs exercised under notes receivables	1,911,529	3,885,298	1,911,529	3,885,298
Unvested RSUs (restated)	10,500,000	—	10,500,000	—
Total anti-dilutive securities	48,621,839	84,878,571	48,621,839	84,878,571

Volta Inc.

Notes to Unaudited Consolidated Financial Statements
Note 15 - Leases

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

Note 16 - Commitments And Contingencies

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

Note 17 - Income Taxes

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

Volta Inc.

Notes to Unaudited Consolidated Financial Statements
Note 18 - Related Party Transactions

2Predict, Inc.

Prior to April 2021, the Company received consulting services from 2Predict, Inc., a firm where a Volta officer is co-founder and CEO, and recognized consulting service expenses of $0.2 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, in selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss. As of December 31, 2020, the Company maintained a balance of $0.1 million in accounts payable - due to related party for the consulting services received. As of September 30, 2021 the Company had no balance in accounts payable - due to related party for consulting services received. As of September 30, 2021, 2Predict, Inc., is no longer a related party as it was acquired by the Company in April 2021 (see Note 5 - Acquisitions).

Related party loans

Legacy Volta issued a total of $30.0 million in convertible notes for the nine months ended September 30, 2020, of which $9.8 million was issued to Activate Capital Partners, LP, an entity where a Volta Board member is the partner and co-founder, Virgo Hermes, LLC, an entity where a Volta Board member is a partner, Energize Ventures, LLC, where a Volta Board member is the Managing Partner, former Volta CFO Debra Crow, and Bauer Family Investments, a Volta Investor. From September 30, 2020 through December 31, 2020, the Company issued a total of $0.2 million in convertible notes, none of which were issued to related parties. As of December 31, 2020, the total $9.8 million convertible notes issued to related parties had been converted into 2,721,956 shares of Series D-1 Preferred Stock at a conversion price of $3.77 per share for total proceeds of $10.3 million. The Series D-1 Preferred Stock shares were issued, collectively, to Activate Capital Partners, LP, Virgo Hermes, LLC, and Energize Ventures, LLC, the former Volta CFO, Debra Crow, and Bauer Family Investments. At Closing, the outstanding shares of 2,721,956 Legacy Volta Series D-1 Preferred Stock were converted into 3,303,094 Class A common stock of the Company through a cashless exercise, as determined by pursuant to the share conversion ratio (see Note 13 - Stockholders’ (Deficit) Equity And Stock-Based Compensation).

From September 30, 2020 through December 31, 2020, the Company issued 9,374,786 shares of Legacy Volta Series D Preferred Stock which at Closing, were converted into 11,376,303 Class A common stock of the Company through a cashless exercise. Of the 9,374,786 shares of Legacy Volta Series D Preferred Stock, 169,485 shares were to 19York Ventures, which is an entity founded by a Volta Board member, Activate Capital Partners, LP and Energize Ventures, LLC at $7.38 per share for total proceeds of $1.3 million. The 169,485 shares of Legacy Volta Series D Preferred Stock were converted into 205,670 Class A common stock of the Company through a cashless exercise. During the nine months ended September 30, 2021, the Company issued 3,891,256 shares of Legacy Volta Series D Preferred Stock which upon the Closing, were converted into 4,722,039 Class A common stock of the Company through a cashless exercise. Of the 3,891,256 shares of Legacy Volta Series D Preferred Stock, 2,262,594 shares were to 19York Ventures, Tire Rack, a Volta Investor, and Energize Ventures, LLC at $7.38 per share for total proceeds of $15.0 million, which upon the Closing, were converted into 2,745,658 shares of the Company's Class A common stock (see Note 13 - Stockholders’ (Deficit) Equity And Stock-Based Compensation).

Common stock warrants

During the nine months ended September 30, 2021, and as of December 31, 2020, in connection with Legacy Volta's Series D issuance (see Note 12 - Warrants), the Company issued 381,679 and 150,000 Legacy Volta Class B common stock warrants for a total value of $0.3 million and $0.5 million, which upon the date of the Closing, were converted into 463,167 and 182,025 of the Company's Class A common stock of the Company through a cashless exercise to Energize Ventures, LLC, and to Activate Capital Partners, LP for the consulting services provided during the fundraising, respectively (see Note 13 - Stockholders’ (Deficit) Equity And Stock-Based Compensation).

Volta Inc.

Notes to Unaudited Consolidated Financial Statements
Promissory notes

All of the principal related to partial recourse promissory notes issued by the Company as of December 31, 2020 was used to exercise options for 9,271,877 shares of the Company’s common stock. The aggregate principal amount of promissory notes includes $0.7 million for taxes relating to 83(b) elections paid on the employees’ behalf and was recognized as notes receivable - employee on the condensed consolidated balance sheet as of December 31, 2020. As part of the reverse recapitalization, all promissory notes with employees were required to be settled. The remaining $0.1 million is related to a former employee within prepaid expense and other current assets as of September 30, 2021 (see Note 13 - Stockholders’ (Deficit) Equity And Stock-Based Compensation).

During the nine months ended September 30, 2021, the Company entered into promissory note agreements with related parties where the Company loaned $8.3 million at an interest rate of 3.25%. The promissory notes with current employees were required to be settled upon the Closing. The notes associated with three former employees were not required to be settled upon the change of control and going public and remain outstanding as of September 30, 2021 in accordance with the terms of each respective Note (see Note 13 - Stockholders’ (Deficit) Equity And Stock-Based Compensation).

Legacy Volta Class B common stock

During the nine months ended September 30, 2021 the Company issued 5,700,000 shares of restricted stock awards of Legacy Volta Class B common stock, which upon the Closing, were converted into 6,916,950 Class A common stock of the Company to the CEO and President. The awards became fully vested upon issuance.

During the nine months ended September 30, 2021, prior to the reverse recapitalization, Activate Capital Partners, LP exercised 150,000 shares of its Legacy Volta Class B common stock Warrants, which upon the Closing, were converted into 182,025 Class A common stock, at an exercise price of $0.01 per share for a total amount of $1.5 thousand. Subsequent to the reverse recapitalization Activate Capital Partners, LP, 188,638 shares of Class A common stock warrants were converted through a cashless exercise (see Note 13 - Stockholders’ (Deficit) Equity And Stock-Based Compensation).

Note 19 - Subsequent Events (Restated)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

The following discussion and analysis provides information which Volta’s management believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. You should read the following discussion and analysis of Volta’s financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto contained in this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1").

Certain of the information contained in this discussion and analysis or set forth elsewhere in this Amendment No. 1, including information with respect to plans and strategy for Volta’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled "Risk Factors", Volta’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Amendment No. 1. We assume no obligation to update any of these forward-looking statements. Please also see the section entitled "Forward-Looking Statements."

Percentage amounts included in this Amendment No. 1 have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Amendment No. 1 may vary from those obtained by performing the same calculations using the figures in the condensed consolidated financial statements included elsewhere in this Amendment No. 1. Certain other amounts that appear in this Amendment No. 1 may not sum due to rounding.

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

Restatement

As discussed in the Explanatory Note to this Amendment No. 1 and Note 2 - Restatement of Prior Financial Information, included in the interim financial statements. the Company has restated certain information contained in its previously issued unaudited interim condensed financial statements for the three and nine month periods ended September 30, 2021, related to improper assessment of the accounting grant date of certain of the Company's RSUs, resulting in an understatement of stock-based compensation for the three and nine months ended September 30, 2021. Stock-based compensation expense for these RSUs should have been recognized during the reporting period ending September 30, 2021 as the accounting grant date for these grants occurred during that period. The impact of correcting the error is to shift the reporting period in which stock-based compensation is recognized, resulting in an increase of net loss by $26.7 million for the quarter ended September 30, 2021. Refer to Note 2 - Restatement of Prior Financial Information, for discussion regarding the Restatement impacts. In addition, for further information regarding the matters leading to the Restatement and related findings with respect to the Company’s disclosure controls and procedures and internal control over financial reporting, refer to Item 4. Controls and Procedures in Part I of this Amendment No. 1.

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

Earnings before interest, taxes, depreciation and amortization ("EBITDA") (as restated) was $(65.0) million for the three months ended September 30, 2021, whereas EBITDA for the three months ended September 30, 2020 was $(9.5) million. EBITDA (as restated) was $(142.6) million for the nine months ended September 30, 2021, whereas

EBITDA for the nine months ended September 30, 2020 was $(28.1) million. The changes in EBITDA were primarily driven by Network Development expansion and its related costs.

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

Please refer to "Note 5 - Acquisitions," of the accompanying unaudited condensed consolidated financial statements for additional information.

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

However, this information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for the financial and other information presented in this Amendment No. 1. In addition, other companies, including companies in Volta’s industry, may calculate similarly-titled performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of this performance measure as a tool for comparison.

The following table sets forth this key performance measure, together with total revenue, for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
in thousands
Total revenue	$8,490	$4,795	$20,172	$11,076
Total stations installed, including site partners	158	144	2,077	1,395
Total stalls connected, including site partners	168	151	2,137	1,427

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

The COVID-19 pandemic, the measures taken by the federal, state or local authorities and businesses affected and the resulting economic impact may materially and adversely affect Volta’s business, results of operations, cash flows and financial positions as well as its drivers that use its charging stations. Despite such recent events, Volta management does not anticipate the COVID-19 pandemic will significantly impact future operations, as demonstrated by the launch of several new automotive media campaigns in February 2021. Volta believes that its content network remains attractive to buyers, given over 70% of its charging stations are installed in close proximity to essential businesses such as grocery stores and pharmacies. In addition, despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any of Volta’s assets, or a material change in the estimate of any contingent amounts recorded in the condensed consolidated balance sheet as of September 30, 2021. See "Note 4 - Liquidity” the accompanying unaudited condensed consolidated financial statements for more information. However, the estimates of the impact of the COVID-19 pandemic on Volta’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact, including any variants that may arise, and the economic impact on local, regional, national and international markets. Volta’s management continues to monitor the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. See also the subsection entitled “Key Factors Affecting Operational Results” for further discussion of the possible impact of COVID-19 on Volta’s business.

Basis of Presentation

Substantially all of Volta’s long-lived assets are maintained in, and its losses are attributable to, the United States. The condensed consolidated financial statements include the accounts of Volta and its wholly owned subsidiaries. See, “Note 3 - Summary of Significant Accounting Policies” of the accompanying unaudited condensed consolidated financial statements for more information.

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

Results of Operations
Comparison of the three months ended September 30, 2021 and 2020

The results of operations presented below should be reviewed in conjunction with Volta’s unaudited condensed consolidated financial statements for the three months ended September 30, 2021 and 2020 and the related notes included elsewhere in this document. The following tables set forth Volta’s consolidated results of operations data for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Variance
	2021	2020	$	%
in thousands	(Restated)
REVENUES
Service revenue	$8,058	$4,043	$4,015	99%
Product revenue	372	752	(380)	(50)%
Other revenue	60	—	60	—%
Total revenues	8,490	4,795	3,695	77%

COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization shown below)	5,347	4,554	793	17%
Costs of products (exclusive of depreciation and amortization shown below)	528	669	(141)	(21)%
Selling, general and administrative	55,664	8,954	46,710	522%
Depreciation and amortization	3,116	2,257	859	38%
Other operating (income) expense	203	(13)	216	(1648)%
Total costs and expenses	64,858	16,421	48,437	295%
Loss from operations	(56,368)	(11,626)	(44,742)	385%
OTHER EXPENSES
Interest expense, net	1,639	2,778	(1,139)	(41)%
Other expense, net	188	97	91	94%
Change in fair value of warrant liability	11,554	(3)	11,557	(395517)%
Total other expenses	13,381	2,872	10,509	366%
LOSS BEFORE INCOME TAXES	(69,749)	(14,498)	(55,251)	381%
Income tax expense	—	19	(19)	(98)%
NET LOSS	$(69,749)	$(14,517)	$(55,232)	380%

Revenues

The following table summarizes the changes in revenue from the three months ended September 30, 2020 and September 30, 2021:

	Three Months Ended September 30,		Variance
in thousands	2021	2020	$	%
Revenues
Behavior and Commerce	$7,360	$2,214	$5,146	232%
Network Development	1,071	2,581	(1,510)	(59)%
Charging Network Operations	(1)	—	(1)	—%
Network Intelligence	60	—	60	—%
Total revenues	$8,490	$4,795	$3,695	77%

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

Operating Expenses

Selling, General and Administrative (Restated)

Selling, general and administrative expenses increased by $46.7 million, or 522%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase primarily relates to a $30.9 million increase in stock based compensation, which increased primarily due to $26.7 million of FIP RSUs issued in the three months ended September 30, 2021 and the increase in common stock valuation to $8.65 per share from $2.51 per share at the three months ended September 30, 2021 and September 30, 2020, respectively, and the impact of several stock option modifications resulted in an incremental expense. Further, there was a $5.8 million increase in payroll and related costs, $2.5 million increase in bonus and commissions due to an increase in Volta’s salaried employee headcount to 253 from 136, and a $3.2 million increase in outside services due to the completion of the recapitalization. Additionally, there was an increase of $1.2 million in amortization of additional insurance, an increase of $0.5 million in travel, meal and related expenses from the easing of COVID-19 travel restrictions. Advertising, promotion, and event expenses increased $0.4 million primarily due to expenses related to the Company's completion of the recapitalization in September 2021. Software license expenses increased by $0.9 million due to increased purchases of prepaid software licenses and subscriptions. Rent and facilities expenses increased $0.4 million due the Carolina office lease extensions.

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

Loss from Operations (Restated)
Loss from operations increased by $44.7 million, or 385%, from September 30, 2020 to September 30, 2021. This was primarily due to an increase in selling, general and administrative expenses of $46.7 million, an increase in other operating (income) expense of $0.2 million, an increase in costs of services and products of $0.7 million and an increase in depreciation and amortization expenses of $0.9 million, partially offset by an increase in revenue of $3.7 million.

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

Net Loss (Restated)

Net loss increased by $55.2 million, or 380%, from September 30, 2020 to September 30, 2021, primarily due to an increase of $48.4 million in total costs and expenses, an increase in total other expenses of $10.5 million, partially offset by an increase in revenue of $3.7 million
.
Comparison of the nine months ended September 30, 2021 and 2020

The results of operations presented below should be reviewed in conjunction with Volta’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2021 and 2020 and the related notes included elsewhere in this document. The following table sets forth Volta’s consolidated results of operations data for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Variance
	2021	2020	$	%
in thousands	(Restated)
REVENUES
Service revenue	$19,115	$8,907	$10,208	115%
Product revenue	670	1,463	(793)	(54)%
Other revenue	387	706	(319)	(45)%
Total revenues	20,172	11,076	9,096	82%

COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization shown below)	15,087	11,551	3,536	31%
Costs of products (exclusive of depreciation and amortization shown below)	881	1,388	(507)	(37)%
Selling, general and administrative	133,873	26,491	107,382	405%
Depreciation and amortization	7,812	5,251	2,561	49%
Other operating (income) expense	1,067	(361)	1,428	(396)%
Total costs and expenses	158,720	44,320	114,400	258%
Loss from operations	(138,548)	(33,244)	(105,304)	317%
OTHER EXPENSES
Interest expense, net	5,030	5,695	(665)	(12)%
Other expense, net	467	84	383	456%
Change in fair value of warrant liability	11,436	(14)	11,450	(81786)%
Total other expenses	16,933	5,765	11,168	194%
LOSS BEFORE INCOME TAXES	(155,481)	(39,009)	(116,472)	299%
Income tax expense	24	23	1	4%
NET LOSS	$(155,505)	$(39,032)	$(116,473)	298%

Revenues

The following table summarizes the changes in revenue from nine months ended September 30, 2020 to September 30, 2021:

	Nine Months Ended September 30,		Variance
in thousands	2021	2020	$	%
Revenues
Behavior and Commerce	$17,373	$4,181	$13,192	316%
Network Development	2,412	6,189	(3,777)	(61)%
Charging Network Operations	—	706	(706)	(100)%
Network Intelligence	387	—	387	—%
Total revenues	$20,172	$11,076	$9,096	82%

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

Operating Expenses

Selling, General and Administrative (Restated)

Selling, general and administrative expenses increased by $107.4 million, or 405%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This is primarily driven by an increase in non-cash stock-based compensation awards to executive employees of $77.3 million and increase for payroll and related expenses of $11.7 million. This was also driven by an increase of $8.7 million in outside services primarily due to the completion of the recapitalization including $8.4 million in legal, accounting, engineering and professional services and $0.4 million for 2Predict data sciences and machine learning and $0.7 million increase in recruiting efforts. There is also a $2.2 million increase in software, hardware and hosting costs due to an increase in prototyping to test new stations and technology and expensed software and licenses, $4.8 million increase in bonus and commissions primarily due to a $2.6 million increase in commissions for increased media revenue and site contract signings and an increase for sign-on bonuses of $0.6 million driven by an increase in the headcount to 253 from 135 for the nine months ended September 30, 2021 and 2020, respectively, $1.5 million in bonus expense, $0.5 million increase to travel, meal and related increased due to the easing of COVID-19 travel restrictions, $0.2 million increase to SEC and listing fees, and $0.4 million increase in advertising, promotion and events due to expenses related to the Company's completion of the recapitalization in September 2021.

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

Loss from Operations (Restated)

Loss from operations increased by $105.3 million, or 317%, from nine months ended September 30, 2020 to September 30, 2021. This was primarily due to an increase in selling, general and administrative costs of $107.4 million, an increase in costs of services and products of $3.0 million, an increase in depreciation and amortization expenses of $2.6 million and an increase in other operating (income) expense of $1.4 million, partially offset by an increase in revenue of $9.1 million.

Interest Expense

Interest expense decreased by $0.7 million, or 12%, from nine months ended September 30, 2020 to September 30, 2021. The decrease is primarily due to $1.7 million in interest expense for the convertible notes recognized during the nine months ended September 30, 2020 for which there was none in the nine months ended September 30, 2021 due to the conversion of the notes in December 2020. This decrease was offset by higher interest as a function of the Company carrying higher loan balances related to the Energy Impact Partners loan (see Note 11 - Debt Facilities).

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

Net Loss (Restated)

Net loss increased by $116.5 million, or 298%, from nine months ended September 30, 2020 to September 30, 2021, primarily due to an increase of $114.4 million in total costs and expenses and an increase of $0.7 million in interest expense, partially offset by a $9.1 million increase in revenue.

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

For the nine months ended September 30, 2021, the Company incurred a net loss (restated) of $155.5 million and had negative cash flows from operating activities of $43.9 million. Volta has a cash balance of $331.3 million as of September 30, 2021.

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

(1)The interest rate on the term loan as of June 19, 2019 was a fixed rate of 12% per annum. Please see Note 11 - Debt Facilities to the accompanying unaudited condensed consolidated financial statements for additional information.
(2) The interest rate on the PPP Loan, as of April 27, 2020, was a fixed rate of 1% per annum. Please see Note 11 - Debt Facilities to the accompanying unaudited condensed consolidated financial statements for additional information.

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

Please refer to Note 11 - Debt Facilities,” of Volta’s of the accompanying unaudited condensed consolidated financial statements for additional information.

Cash Flow Summary

The following table summarizes Volta’s cash flows for the nine months ended September 30, 2021 and September 30, 2020:

	Nine Months Ended September 30,		Change
	2021	2020	$	%
in thousands	(Restated)
Net cash used in operating activities	$(43,948)	$(43,759)	$(189)	—%
Net cash used in investing activities	(41,248)	(12,148)	(29,100)	240%
Net cash provided by financing activities	$357,644	$55,758	$301,886	541%

Operating Activities

Net cash used in operating activities remained relatively consistent for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Changes in net cash used in operating activities include a $13.4 million increase in net loss (restated) adjusted for non-cash items partially offset by a $8.7 million increase in net working capital, excluding operating lease liabilities. Net working capital was impacted by the net effect of an increase in deferred revenue and accounts payable due to related parties, prepaid partnership costs, and accrued expenses and other current liabilities for the nine months ended September 30, 2020 and a decrease in those accounts for the nine months ended September 30, 2021. Net working capital was also impacted by the net effect of a decrease in accounts payable, and accounts receivable for the nine months ended September 30, 2020, and an increase in those accounts for the nine months ended September 30, 2021. Prepaid expenses and other current assets increased while inventory decreased with respect to both periods presented. There also was an increase in cash due to the $4.7 million decrease in other noncurrent liabilities decreased for the nine months ended September 30, 2020, and increased for the nine months ended September 30, 2021.

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
Subsequent Events (Restated)

Please refer to "Note 19 - Subsequent Events (Restated),” of the accompanying unaudited condensed consolidated financial statements for additional information.

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

EBITDA

In order to provide investors with greater insight and allow for a more comprehensive understanding of the information used by management and the board of directors in its financial and operational decision-making, Volta has supplemented the Condensed Consolidated Financial Statements presented on a U.S. GAAP basis in this Amendment No. 1 with EBITDA as a non-GAAP financial measure. Volta believes EBITDA provides its board of directors, management and investors with a helpful measure for comparing its operating performance with the performance of other companies that have different financing and capital structures or tax rates. Volta also believes that EBITDA is a measure frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry, and is a measure contained in its debt covenants. However, while Volta considers EBITDA to be an important measure of operating performance, EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of Volta’s results as reported under U.S. GAAP.

The following table provides a reconciliation of EBITDA to net (loss) income, the most directly comparable U.S. GAAP measure reported in Volta’s unaudited condensed consolidated financial statements for the following periods:

	Three Months Ended September 30,		Variance
in thousands	2021	2020	$	%
Net Income (Loss) (Restated)	$(69,749)	$(14,517)	$(55,232)	380%
Income tax (benefit) expense	—	19	(19)	(100)%
Interest expense	1,639	2,778	(1,139)	(41)%
Depreciation and amortization	3,116	2,257	859	38%
EBITDA (Restated)	$(64,994)	$(9,463)	$(55,531)	587%

EBITDA decreased by $55.5 million, or 587%, to $(65.0) million in the three months ended September 30, 2021, as compared to $(9.5) million for the three months ended September 30, 2020. This is primarily attributable to an increase of $0.7 million of cost of services and products, an increase of $46.7 million in selling, general and administrative expenses, an increase in depreciation and amortization of $0.9 million, and an increase in other operating (income) expense of $0.2 million, partially offset by an increase in revenues of $3.7 million.

The following table provides a reconciliation of EBITDA to net (loss) income, the most directly comparable U.S. GAAP measure reported in Volta’s unaudited condensed consolidated financial statements for the following periods:

	Nine Months Ended September 30,		Variance
in thousands	2021	2020	$	%
Net Income (Loss) (Restated)	$(155,505)	$(39,032)	$(116,473)	298%
Income tax (benefit) expense	24	23	1	4%
Interest expense	5,030	5,695	(665)	(12)%
Depreciation and amortization	7,812	5,251	2,561	49%
EBITDA (Restated)	$(142,639)	$(28,063)	$(114,576)	408%

EBITDA decreased by $114.6 million, or 408%, to $(142.6) million for nine months ended September 30, 2021, as compared to $(28.1) million for nine months ended September 30, 2020. This is primarily attributable to an increase of $3.0 million of cost of services and products, an increase of $107.4 million in selling, general and administrative expenses (restated), an increase in depreciation and amortization of $2.6 million, an increase in other operating (income) expense of $1.4 million, and an increase in interest expense of $0.7 million, partially offset by an increase in revenues of $9.1 million.

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

Please refer to "Note 3 - Summary of Significant Accounting Policies,” of the accompanying unaudited condensed consolidated financial statements for a description of Volta’s accounting policies in detail. Volta believes the following accounting policies require the most significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

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

Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition. Please refer to "Note 3 - Summary of Significant Accounting Policies," of the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2021 for additional information on revenue recognition.

Equity Based Compensation (Restated)

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

The Company accounts for all share-based payment awards granted to employees and non employees based on the fair value of the awards on the date of the grant. For service-based awards, stock-based compensation is recognized in the consolidated statements of operations and comprehensive loss over the period during which the employee is required to perform service in exchange for the award (generally the vesting period of the award). Forfeitures are recognized as they occur. Compensation cost is recognized over the vesting period of the applicable award using the straight-line method. For service and performance-based restricted stock units and awards, the fair value is based on the closing price for the Company's common stock on the date of the grant. Compensation cost for service-based awards is recognized on a straight-line basis over the requisite service period. Compensation cost for performance-based awards is recognized on a straight line basis over the requisite service period if it is probable that the performance condition will be satisfied given the awards vest upon achievement of the performance condition. For market-based awards, the fair value is measured on the grant date but uses a Binomial Lattice Valuation Model ("BLM"). The requisite service period is also determined through the use of a BLM. Compensation cost associated with awards granted with market-based vesting conditions is recognized over the requisite service period even if the market condition is never satisfied.

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

Volta estimates the fair value of the Public and Private Warrants using the Binomial Lattice pricing model. Volta is required to make assumptions and estimates in determining an appropriate risk-free interest rate, volatility, term, dividend yield, discount due to exercise restrictions and the fair value of Volta Common Stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability. Refer to "Note 8 - Fair Value Measurements," of the accompanying unaudited condensed consolidated financial statements for additional information.

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

Please refer to "Note 3 - Summary of Significant Accounting Policies," and "Note 15 - Leases," of the accompanying unaudited condensed consolidated financial statements for additional information about leases.

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

Volta recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits which, as of the date of this Amendment No. 1, have not been material, are recognized within provision for income taxes. As of September 30, 2021, Volta has determined there are no uncertain tax positions.

Off-Balance Sheet Arrangements

As of the condensed consolidated balance sheet dates of September 30, 2021 and September 30, 2020, Volta has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

Refer to "Note 3 - Summary of Significant Accounting Policies," of the accompanying unaudited condensed consolidated financial statements for a discussion of the impact of recent accounting pronouncements.

Related Party Transactions

Refer to "Note 18 - Related Party Transactions," of the accompanying unaudited condensed consolidated financial statements for additional information for related party transactions.

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

Item 4.Controls and Procedures (Restated)

As discussed in the Explanatory Note to this Amendment No. 1 and in connection with the Restatement of our unaudited condensed financial statements as of, and for the three and nine months ended, September 30, 2021, we determined that our previously reported material weaknesses, namely that our review control over the completeness and accuracy of our stock-based compensation reporting and program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately during migration did not operate effectively, resulting in a material error in the financial statements. Refer to Note 2 - Restatement of Prior Financial Information, for discussion regarding the Restatement impacts.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated interim financial statements for the periods covered by and included in this Amendment No. 1 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weaknesses

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

The Company's management and Audit Committee determined the material weaknesses over financial reporting due to the lack of formal accounting policies, procedures and controls over significant accounts and disclosures to appropriately analyze, record and disclose complex technical accounting matters, including equity transactions, commensurate with its accounting and reporting requirements, and due to the lack of effective controls over certain information technology general controls for information systems that are relevant to the preparation of its condensed consolidated financial statements, specifically program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately during migration resulted in the understatement of stock-based compensation. These material weaknesses could result in an additional misstatement of substantially all of Volta’s accounts or disclosures, which would result in a material misstatement to the interim or annual condensed consolidated financial statements that would not be prevented or detected. We have concluded that these material weaknesses arose because, as a recently private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Amendment No. 1 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors (Restated)
RISK FACTORS
Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this prospectus, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed restated consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Volta’s Business

Volta is an early stage company with a history of losses and expects to incur significant expenses and losses for the foreseeable future.

Volta has a history of operating losses. Volta incurred a restated net loss of $155.5 million for the nine months ended September 30, 2021, and as of September 30, 2021, Volta had a restated accumulated deficit of approximately $307.6 million. Volta believes it will continue to incur operating and net losses each quarter for the foreseeable future. Even if Volta achieves profitability in any quarter, there can be no assurance that Volta will be able to maintain profitability. Volta’s potential profitability is particularly dependent upon the continued adoption of electric vehicles (“EVs”) by drivers and fleet operators, the continued availability of, and Volta’s continued eligibility for, governmental incentives and credits associated with EV charging stations, Volta’s ability to receive anticipated benefits from any upfront capital expenditures it incurs to develop and expand its charging network, the absence of changes in law or regulation relating to the EV charging industry that disproportionately benefit Volta’s competitors or that require significant changes to Volta’s products, services or business model, the impact of laws and regulations, or the absence of changes in law or regulation, that restrict or otherwise adversely impact Volta’s ability to conduct its content-delivery activities, the recognition by content partners, site hosts and other business partners of the benefits of Volta’s content offerings and, in each case, the hosting and utilization of Volta’s chargers, any of which may not occur at the levels Volta currently anticipates or at all.

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

In addition, there are other means for charging EVs, which could affect the level of demand for charging at Volta’s charging stations. For example, Tesla continues to build out its supercharger network across the United States for Tesla vehicles, which could reduce overall demand for new Volta charging stations at sites that host Tesla chargers or reduce utilization of existing Volta charging stations located at the same sites. Tesla may also open its supercharger network to support charging of non-Tesla EVs in the future, which could further reduce demand for charging on Volta’s stations. Municipalities may also determine to provide additional public charging options, including by converting existing electricity infrastructure into public EV charging points, or determine to limit or reduce permitting for new EV charging stations due to perceived over saturation or concerns relating to electric grid capacity, any of which could potentially reduce Volta’s serviceable markets. In addition, retailers, utilities or other site hosts or commercial, municipal and federal fleet businesses may opt to become owners and operators of public or private EV charging equipment and purchase that equipment and associated management software directly from other vendors in the marketplace.

Additionally, future changes in charging preferences and technologies; the development of inductive EV charging capabilities; battery chemistries, ultralong-range batteries or energy storage technologies, industry standards or applications; driver behavior; autonomous driving; increased focus on non-automotive transit alternatives, including mobility hubs and micro mobility options in major markets; or battery EV efficiency may develop in ways that limit Volta’s future share gains in desirable markets or slow the growth of Volta’s addressable or serviceable market. Competitors may be able to respond more quickly and effectively than Volta to new or changing site host or driver preferences and other opportunities, technologies, standards or regulatory requirements, may be eligible for favorable governmental incentives that are not available to Volta and/or may be better equipped to initiate or withstand substantial price or technological competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace.

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
•difficulties in translating foreign-currency denominated financial results into Volta’s restated consolidated financial statements, which may result in losses from translation;
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

Volta has identified material weaknesses in its internal control over financial reporting. If Volta is unable to remediate these material weaknesses, or if Volta identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of Volta’s restated consolidated financial statements or cause Volta to fail to meet its periodic reporting obligations.

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

In connection with the preparation and audit of Volta’s restated consolidated financial statements for the years ended December 31, 2020 and 2019, material weaknesses were identified in its internal control over financial reporting. Additionally, in connection with the restatement of our unaudited condensed financial statements as of, and for the three and nine months ended, September 30, 2021, we determined that we had material weaknesses in internal control over financial reporting as of September 30, 2021, namely that our review control over the completeness and accuracy of our stock-based compensation reporting and program change management controls did not operate effectively, resulting in a material error in the financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Volta’s annual or interim financial statements will not be prevented or detected on a timely basis. The following deficiencies in internal control over financial reporting were identified as material weaknesses:

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
• Volta did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to appropriately prevent, detect or correct material misstatements which resulted in a high volume of correcting journal entries recorded subsequent to year-end; and
• Volta did not design and maintain effective controls over certain information technology general controls for information systems that are relevant to the preparation of its restated consolidated financial statements. Specifically, Volta did not design and maintain program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately during migration.

The material weakness related to formal accounting policies, procedures and controls resulted in adjustments to several accounts and disclosures. Each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim restated consolidated financial statements that would not be prevented or detected.

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

Volta’s revenues are derived in part from EV drivers’ driving and charging behavior. Potential shifts in behavior may include but are not limited to changes in annual vehicle miles traveled, preferences for urban versus suburban versus rural and public versus private charging, demand from ride-share or urban delivery fleets and the emergence of autonomous vehicles and/or new forms of mobility. Although demand for EVs has grown in recent years, there is no guarantee of continuing future demand.

In addition, the EV fueling model is different from gasoline and other fuel models, requiring behavior changes and education of businesses, drivers, regulatory bodies, local utilities and other stakeholders. Further developments in, and improvements in affordability of, alternative technologies, such as renewable diesel, biodiesel, ethanol, hydrogen fuel cells or compressed or renewable natural gas, proliferation of hybrid power trains involving such alternative fuels or improvements in the fuel economy of internal combustion engine (“ICE”) vehicles, whether as the result of regulation or otherwise, may materially and adversely affect demand for EVs and EV charging stations in some market verticals. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. Local jurisdictions may also impose restrictions on urban driving due to congestion, which may prioritize and accelerate micro mobility trends and slow EV adoption growth. Finally, the currently-paused litigation between the state of California and the National Highway Transit Safety Administration (“NHTSA”) could impact California’s ability to set fuel economy standards that encourage the adoption of EVs, which are followed by many other states, should the Biden Administration not substantially modify NHTSA and the United States Environmental Protection Agency (“EPA”) current rules on preemption in its pending reconsideration of these rules.

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

Computer malware, viruses, physical or electronic break-ins and similar disruptions in Volta’s EV charging stations, ad servers or internal systems could lead to interruption and delays in Volta’s services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking, phishing attacks or denial of service, against online networks have become more prevalent and may occur on Volta’s systems. Volta’s content-driven EV charging stations also contain digital displays and some contain cameras that may be susceptible to security breaches, cyber-attacks and hacking. In addition, as Volta implements payment card processing capabilities in its mobile application and charging stations, it may collect additional sensitive data that could be subject to data breach or targeting by bad actors. Any attempts by cyber attackers to disrupt Volta’s services or systems or to access and disrupt the operation of its EV charging stations, including by broadcasting content that may be deemed offensive or inappropriate or accessing and collecting charging station camera footage, if successful, could harm its business, introduce liability to data subjects, result in lawsuits or claims against Volta, result in the misappropriation of funds, be expensive to remedy, damage its reputation or brand and adversely affect its relationships with its site hosts, content partners, the payment card industry and drivers that use Volta’s charging stations. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. Even with the security measures implemented by Volta that are designed to detect and protect against cyber-attacks, and any additional measures Volta may implement or adopt in the future, Volta’s facilities and systems, and those of Volta’s EV charging stations and third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism or other events. Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and Volta may not be able to cause the implementation or enforcement of such prevention with respect to its third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure, including on Volta’s charging stations, may, in addition to other losses, harm Volta’s reputation, brand and ability to attract customers.

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

Sales of a substantial number of the Volta Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Volta Class A Common Stock. Equity holders of our former sponsor, Tortoise Sponsor II LLC, and our current officers and directors hold approximately 10.4% of the outstanding shares Volta Common Stock, including the 8,625,000 shares of Volta Class A Common Stock into which the Founder Shares converted and the 9,887,185 shares of Volta Class B Common Stock convertible into shares of Volta Class A Common Stock, which represents 34.4% of the voting power of the outstanding shares of Volta Common Stock. Pursuant to the terms of a letter agreement entered into at the time of the initial public offering of Tortoise Acquisition Corp. II, our predecessor prior to the Closing, and reaffirmed in the Sponsor Letter, the Founder Shares (which converted into shares of Volta Class A Common Stock in connection with the Domestication), as well as shares of Volta Class A Common Stock held by Volta’s co-founders, may not be transferred until the earlier to occur of (a) one year after the Closing or (b) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Volta Class A Common Stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Volta Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing, the shares of Volta Class A Common Stock into which the Founder Shares convert, and any Volta securities held by Volta’s co-founders, will be released from these transfer restrictions.

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

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our restated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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
101
The following materials from Volta Inc.'s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

104	The cover page from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

Signatures

Date: March 22, 2022	By:	/s/ Scott Mercer
Scott Mercer
Chief Executive Officer, Director and Chairperson
(Principal Executive Officer)

Date: March 22, 2022	By:	/s/ Francois P. Chadwick
Francois P. Chadwick
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)