Form 10-K
period 2021-12-31
Volta Inc.
filed 2022-04-15
CIK 1819584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-439508
Volta Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2728007 (I.R.S. Employer Identification No.)
155 De Haro Street, San Francisco, CA (Address of principal executive offices)	94103 (Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

    Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☒ Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Volta Inc.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $346.0 million as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing sale price on The New York Stock Exchange reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.'

The registrant had outstanding 167,198,260 shares of Class A common stock, par value $0.0001 per share, and 395,335 shares of Class B common stock, par value $0.0001 per share, outstanding as of April 15, 2022.

Volta Inc.
TABLE OF CONTENTS

PART I

Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2 Properties
Item 3 Legal Proceedings
Item 4 Mine Safety Disclosures

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Item 6. Reserved
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9 Changes in Disagreements with Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accounting Fees and Services

PART IV

Item 15. Exhibits and Financial Statement Schedules
Item 16. Form 10-K Summary
SIGNATURES

Volta Inc.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which involve substantial risks and uncertainties. These statements reflect the current views of management with respect to future events and our financial performance. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. These factors include the information set forth in Part II, Item 1A, of this Annual Report under the heading “Risk Factors,” which we encourage you to carefully read. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

Volta Inc.

ITEM 1. BUSINESS.

Overview

Volta Inc. is a holding company for its wholly owned subsidiaries, Volta Charging Industries, LLC, Volta Charging, LLC, Volta Charging Services, LLC, Volta Canada Inc., Volta Charging Germany GmbH, Volta France SARL, Volta Rakko B.V., Rakko Holding B.V., and Volta Media, LLC (inactive) (collectively, the “Company” or “Volta”). Volta’s mission is to build the fueling infrastructure of the future. Volta’s vision is to create an electric vehicle (“EV”) charging network that capitalizes on and catalyzes the shift from gas cars to electric cars. Volta places its charging stations in high traffic public locations that driver and consumer behavior data suggest are stopping points in EV drivers' daily routines. Located near the entrances of the retail and other commercial facilities at these locations, the digital display screens on Volta's media enabled stations offer its media partners the opportunity to advertise to potential consumers just before they enter that facility. By both attracting EV drivers to a particular location to run an errand that was on their to-do list and providing a high impact advertising opportunity just before a purchasing decision may be made, Volta's charging stations allow it to enhance its site and media partners' core commercial interests.

Founded in 2010, Volta primarily owns, operates and maintains EV charging stations and has expanded its network across the United States to include 2,264 chargers across 23 states and territories that generated over 210,000 estimated charging sessions per month on average for year ended December 31, 2021, forming one of the most utilized charging networks in the United States on a station-by-station basis. Additionally, in 2021, Volta expanded its international footprint, opening offices in Paris, France, Berlin, Germany, and Montreal, Canada and commenced installation of its first stations in Europe. In order to achieve its mission, Volta has invested and intends to continue investing in its workforce as it seeks to attract and retain top-level talent in a highly competitive hiring environment.

Volta’s business entails partnering with real estate and retail partners with national and regional multi-site portfolios of commercial and retail properties, as well as municipalities and local business owners, to locate and deploy its EV charging stations in premier locations. These site hosts span a wide array of industries and locations, including retail centers, grocery stores, pharmacies, movie theaters, parking lots, healthcare/medical facilities, municipalities, sport and entertainment venues, parks and recreation areas, restaurants, schools and universities, certain transit and fueling locations and office buildings and other locations. Volta generally signs long-term contracts to locate its charging stations at site host properties and grows its footprint over time as its station utilization justifies further capital investment in its EV charging infrastructure. Volta also sells charging stations to certain business partners, while continuing to perform related installation, operation and maintenance services. For both Volta-owned and partner-owned media-enabled charging stations, Volta sells media display time on the charging stations’ digital displays to its media and advertising partners. In addition, while Volta currently provides free charging services to drivers who use its charging stations (meaning that drivers can charge their EVs at no cost to them), Volta intends to introduce a business model that includes pay-for-use by the driver charging in the future, which it has begun testing in limited locations. Unlike some of its competitors in the EV charging industry, Volta’s network has the ability to draw on several sources of revenue to build earlier and stronger unit economics than other solutions currently available in the market, by tapping into multiple commercial opportunities, consisting of the sale of advertising content on its charging station digital displays to its commercial partners, installation, operation and maintenance services related to its charging stations, license or service fees from the licensing of Volta’s proprietary software tools, the sale of low-carbon fuel standard (“LCFS”) credits and, in the future, fees associated with pay-for-use by the driver charging services.

Volta focuses on optimizing its network deployment for capital and electrical grid efficiency using a data-driven approach powered by its PredictEVTM tool. Volta is building a network that has at its core the objective of delivering the most electric miles per dollar invested.

Market Opportunity

Volta Inc.
Volta believes the transition to electric mobility will be one of the largest macro-economic shifts in this century. Because electricity is pervasive and safely distributed, fueling can shift to a model where vehicles charge at locations where their drivers already engage in everyday activities. The stations at locations where the vehicle is parked will typically offer charging speeds matched to the expected parking duration of vehicles at the site. With the exception of occasional drives beyond a vehicle’s battery range, for many use cases, public EV charging is primarily a top-up model and the fueling experience is transitioning from being a common chore performed by having to make a dedicated and sometimes inconvenient stop, to being conveniently located within a driver’s typical daily routine. For example, EV drivers might top-up with lower speed charging while parked at a shopping center for a few hours, but choose a faster mid-speed option for visits to grocery stores, drug stores and coffee shops, as needed. Volta offers a differentiated platform that delivers the convenience of the “on your route” model of EV charging while providing additional value through its understanding of driver behavior and commerce opportunities to present a compelling marketing opportunity to its media and advertising partners. By providing an EV charging amenity that is centered on its strategic partners’ commercial goals, Volta believes its partners will be able to take better advantage of the shift to electric mobility and have a positive influence on site visitor engagement at their businesses.

The evolution of the EV market informs the evolution of the EV charging market. Volta’s success depends in large part on the ability to model demand for EV charging and deploy charging stations that meet market demand for charging speeds for a variety of EV charging capabilities. This further needs to be appropriately matched to dwell time at a particular location. As EV batteries increasingly become able to accept higher levels of charge, Volta is responding to a greater demand for DCFC chargers at certain locations, like pharmacies, that typically have shorter dwell times. Volta’s ability to keep pace with this demand and evolution in the EV marketplace in the future will be critical to its ability to generate revenue and compete successfully in a crowded competitive landscape for EV charging.

EV Charging

The EV charging market is heavily dependent on the general market for EVs, which has experienced significant recent growth in response to public demand for vehicles with greater fuel efficiency, greater performance and lower environmental emissions. Volta expects this market growth to accelerate in the future due to numerous factors, including lower upfront prices for EVs, increased EV model availability and performance, lower total cost of ownership (“TCO”) as compared to internal combustion engine (“ICE”) vehicles, increased EV battery charge capacity, increased range and availability of chargers and government incentives and regulations.

For example, automobile and battery manufacturers have substantially increased their efforts to offer EVs at a wider variety of price points and to develop batteries with higher efficiencies and lower costs. Volta expects the cost of EV batteries to continue to fall in the future, which would allow EVs to compete with and potentially outperform ICE vehicles on cost in the coming years. Efforts to date by original equipment manufacturer (“OEMs”) have already lowered the upfront costs of EVs, and Volta expects further price reductions over the next several years. As overall EV costs decline, Volta expects that more makes and models will reach TCO parity with their ICE equivalents and the TCO advantage for other types of EVs will expand.

In addition, according to Reuters, global automakers intend to expand and accelerate production of their EV offerings and associated technologies and to optimize the global EV supply chain. For example, Daimler AG has announced plans to electrify the entire Mercedes-Benz portfolio by 2030, Volkswagen expects to put 22 million EVs on the road in the next ten years and has announced over $100 billion in committed battery and EV spending. General Motors Company expects to have 30 EV models by 2025 with $30 billion in committed EV spending, Ford has announced $30 billion in committed EV spending by 2025 and BMW expects EVs to reach two million sales of purely electric vehicles by 2025. In response to the growing electrification trend, demand for public charging is also expected to increase, with Bloomberg New Energy Finance forecasting demand for EV charging connectors growing by 16x from 2020 – 2030 and by 44x from 2020 – 2040 in the U.S. and by 8x from 2020 - 2030 and by 18x from 2020 - 2040 in Europe.

These advances are further bolstered by incentives and rebates offered by governments, including regulated utilities, to encourage the use of EVs in the U.S. and globally. The U.S. federal government currently offers a tax credit for qualified plug-in EVs of up to $7,500, depending on vehicle weight and battery capacity, subject to certain limitations. In the U.S., the recently enacted Infrastructure Investment and Jobs Act includes $7.5 billion in funding

Volta Inc.
aimed at accelerating EV adoption and building out charging infrastructure. States such as California, Colorado, Delaware, Louisiana, Massachusetts, New York and Rhode Island also offer various incentives — such as rebates, grants and tax credits — to promote EV and EV supply equipment purchases. Volta believes additional rebates and grants for purchasers of EVs are currently under consideration at the federal and state level. Further, regulated utilities such as the NY Public Service Commission, which approved $700 million to fund EV charging infrastructure for multiple utilities, and Southern California Edison, which adopted a $436 million charge-ready infrastructure program, are also supporting EV infrastructure development efforts. In Europe, Regulation (EU) 2019/631 sets European fleet-wide CO2 emission targets applying from 2020, 2025 and 2030 and includes a mechanism to incentivize adoption of zero- and low-emission vehicles. In 2021, the European Commission adopted a series of legislative proposals setting out how it intends to achieve climate neutrality in the EU by 2050, including the intermediate target of an at least 55% net reduction in greenhouse gas emissions by 2030. Both the French and German governments offer incentives available to purchasers of qualified hybrids or EVs. The French charging infrastructure program, Advenir, was renewed with a budget of €100 million to finance more than 45,000 new charging points in France by the end of 2023. In Germany, the 2030 Climate Action Program passed in October 2019 with the goal to reach up to 1 million charging stations on German roads by 2030.

Demand for EVs has also been encouraged by regulatory developments and changes in driver habits. Several states — including California, Oregon, New York, Maryland and Massachusetts — have adopted or proposed mandates for EVs with the goal of more than 6 million EVs on the road by 2030. It is also expected that by 2030 for Washington and by 2035 for California, Massachusetts, New York, New Jersey, Colorado, Connecticut, Delaware, Maine, Maryland, Oregon, Pennsylvania, Rhode Island, and Vermont, all new cars sold will be zero-emission vehicles, based on current requirements or government recommendations in such states. Across Europe, a number of countries have announced goals to shift to sales of only zero-emission new vehicles between 2025 and 2040. Additionally, California has enacted its Clean Miles Standard and Incentive Program aiming to reduce greenhouse gas emissions from rideshare vehicles through electrification. Volta believes these regulations will rapidly accelerate EV adoption by drivers and fleets in the coming years.

Volta’s Solution and Go to Market Strategy

As discussed in more detail below, Volta’s solution is to provide a differentiated model that uses media and EV charging to draw drivers to Volta's site partners' locations and influence purchasing or other behavior. By choosing Volta charging stations, charging becomes more than just an amenity that a site host can offer its customers — it can serve as an independent driver of revenue, loyalty and driver engagement for site hosts. Volta’s content partners similarly benefit from access to unique locations served by Volta’s EV charging stations, reaching audiences when they are about to enter retail or commercial facilities. Finally, Volta believes its core focus on the use of sustainable technology and its EV charging stations' role in slowing climate change by reducing greenhouse gas emissions by enabling EV transportation closely aligns with the values of its site hosts, content partners and the drivers that use Volta chargers.

Volta’s principal products and services are its EV charging stations and related services, including its content delivery activities for its media and advertising partners. Volta’s EV charging equipment consists of a managed network of Alternate Current (“AC”) and Direct Current Fast Charging (“DCFC”) chargers equipped with digital displays (which Volta refers to as its “content-driven” or “media enabled” charging stations) and chargers without digital displays. Volta’s EV charging network is facilitated by proprietary software that operates, maintains, and monitors its EV charging stations and associated charging data. Volta remotely monitors and manages its EV charging stations to assist with driver engagement at host sites to provide EV drivers with vital station information, including charger location and availability. Volta’s content-driven charging stations also provide its commercial partners with an extensive network of digital displays in prime locations that drivers visit on a day-to-day basis.

The key elements of Volta’s business model include:

•Leasing premier space from real estate and retail partners and other site hosts to place its content-driven EV charging stations near site entrances, which are highly visible to passersby, creating a desirable platform for brands and Volta’s commercial partners to deliver their media content. Volta typically contracts with site partners to install its charging stations at host sites using either a master service agreement or a site-specific agreement. Master service agreements provide the framework for deploying Volta charging stations to

Volta Inc.
national partners’ sites by establishing mutual agreements with such partners to work with Volta to agree upon such national partner’s sites for installation of Volta charging stations and provides Volta with a list of opportunities with that site partner. Master service agreements also provide a pre-negotiated template for signing individual lease or license agreement for specific site opportunities, facilitating more efficient contracting once an agreement is reached on specific additional sites. Volta also enters into site specific agreements with particular site partners, which define the terms under which Volta will place charging stations on the properties controlled by such site partner and can take longer to negotiate and execute, as compared to site agreements entered into under an agreed master service agreement. In both cases, Volta typically remains responsible for the installation, operation and maintenance of the charging stations.
•Volta also sells content-driven EV charging stations to certain business partners and continues to perform the related installation, operation and maintenance services, while retaining the exclusive right to sell media display time on the media-enabled charging stations for the duration of the contract term.
•For both Volta-owned and partner-owned media-enabled charging stations, Volta also derives revenue from the sale of media display time on its charging stations. The revenue generated from the sale of advertising may allow Volta to install stations in markets or at properties where EV penetration may not be initially sufficient to support charging stations that generate revenue solely from the sale of electricity. Volta is currently testing charging fees to drivers for charging at limited locations, and, in the future Volta expects to expand its current open-access model, which provides charging at no cost to shoppers and visitors that use Volta charging stations, to include a model where drivers will pay for charging and/or will check-in on the Volta app before beginning a charging session or to continue a charging session. Over time, Volta expects to grow this share of its revenues by charging drivers for use of its stations.
•Finally, Volta derives revenue from licensing its PredictEV™ tool, a machine-learning built software tool that Volta uses for network planning, to utility companies, channel partners and other third parties as a Software as a Service (“SaaS”) offering to help them assess the impact that EV adoption and the shift to electric mobility will have on electricity demand in their service areas. The Volta team also uses its proprietary network planning tool internally to leverage a data-driven approach to expansion of its EV charging network. Combined with the Volta team’s extensive expertise in developing and operating a comprehensive, highly reliable charging network and selecting and developing quality sites for chargers, Volta believes that the PredictEV™ tool enables it to take a holistic approach to EV charging focused on changes to commerce and behavior resulting from the shift to electric mobility.

The key elements of Volta’s go-to-market strategy include:

•Behavior and Commerce. EV drivers fuel differently than drivers of gas fueled cars. Rather than going to the equivalent of a gas station, EV drivers are increasingly accustomed to having fueling opportunities provided where they are already going. Volta recognizes this fundamental shift in fueling behavior and places its stations at the entrances of the locations where those drivers go in the normal course of their day in order to maximize its station utilization.
Volta also views EV charging as more than just a fueling approach - Volta is focused on creating the opportunity to develop sustainable and climate friendly EV infrastructure that allows drivers to maximize their time spent doing the things that matter most to them, while enabling Volta’s site hosts and commercial partners to attract and reach like-minded shoppers through a charging ecosystem that fits their daily needs. Ultimately, Volta’s goal is to master the questions of where people go, what they do and how they choose to spend, and to strategically plan its approach to EV charging around the behavior of drivers in a way that delivers value for both the driving community and Volta’s strategic partners.
•Network Development. Volta provides installation, operating and maintenance services, alongside the sale of Volta’s charging products to select site hosts. Volta’s Network Development customers consist of select site hosts that purchase Volta charging stations and receive associated installation and maintenance services, utility companies with whom Volta contracts to perform electrical infrastructure development activities and select site hosts that contract with Volta for the work required to prepare a site for EV infrastructure.
•Charging Network Operations. Volta’s “Charging Network Operations” are tied to the monetization of the electricity delivered to drivers through Volta’s network of charging stations by the sale of regulatory

Volta Inc.
credits to third parties. Based on the current regulatory framework, by tracking the delivery of electricity through the use of its charging stations, Volta is able to generate carbon credits that it sells to third parties (see also, “- Government Regulation and Incentives - LCFS Credits” below). In addition, while this revenue stream earned only de minimis revenue in the reporting periods presented, Volta intends to implement pay-for-use charging features in the future and anticipates that Charging Network Operations revenue will include charging fees paid by drivers to purchase electricity through Volta’s charging stations. Currently, other than at a limited number of test locations, drivers do not pay for electricity delivered by Volta’s charging stations, which is provided to drivers on a basis as described above. When Volta begins to charge drivers for use more broadly, Volta intends to determine the price to be paid for electricity by drivers, in its discretion, consistent with applicable law, taking into account, among other things, the market prices of electricity, any applicable regulatory constraints and competitive market rates for EV charging services in the industry.
•Network Intelligence. Volta utilizes its proprietary network planning tool, PredictEV™ to predict charging demand and economic, social and grid impact across its target markets, which it believes enables it to maximize the efficiency and impact of its network and to drive revenue from network partners. This machine learning-driven approach to demand forecasting allows Volta to predict the current and future need for charging services in a given market, facilitating planning of future expansion efforts and sites, strategic partner and driver targeting with the goal of delivering the most electric miles per dollar invested. Volta leverages this data to manage relationships with national and local site hosts and content partners and provide them with additional opportunities to monitor and maximize the value provided by its charging stations and to help support initiatives that respond to network usage, performance and other optimization efforts. Volta believes this tool allows it to effectively and efficiently allocate its capital and strategic partner outreach efforts and to guide the ongoing management of its charging network.

Volta is committed to sustainability, and believes this commitment is aligned with the goals of its business partners and the larger community. For example, it is estimated that drivers using Volta’s charging stations have offset more than 54.3 million pounds of CO2 emissions from July 2014 through December 2021. Volta will continue to evaluate means by which to assess and improve its sustainability profile, though it cannot predict which, if any, such programs it may adopt in the future or at all.

Volta’s Driver Experience

Volta’s aim is to accelerate the EV movement by providing a seamless charging experience, thoughtfully located along the paths of EV drivers’ lives. The user experience is an important focus of Volta’s efforts, and it combines its station lighting, driver interfaces, charge speed, mobile application and driver communications to enhance the charging experience for drivers that use its stations. A key part of this approach is Volta’s development of its stylish, well-located and easy-to-use charging stations, which aim to make the charging process uncomplicated and enjoyable. Volta also facilitates the driver experience through its proprietary mobile application, available for iOS and Android, which provides EV drivers with vital station information, including the ability to locate EV charging stations on the Volta network, view real-time station status information, initiate EV charging sessions, report and troubleshoot any issues and view their charging history. Volta seeks to continuously innovate and expand the functionality of its mobile application and has released new features, such as station check-in and payment processing capabilities, both of which it intends to deploy more broadly across its network and user base in the near future. In addition, in order to make EV charging as seamless as possible, Volta has integrated all Volta branded and site partner owned charging stations into one network that is available to drivers who use the Volta mobile application. Volta is also expanding its product offerings to respond to market demand for DCFC chargers. Volta also intends to partner with OEMs and other mobile application providers to make the Volta mobile application available through EVs, in-dash navigation or other user interface systems, as well as through other mobile charging and map applications, to further simplify the user experience for drivers. Finally, Volta seeks to provide rapid and high-quality driver and equipment support to ensure that host sites can provide uninterrupted charging services and drivers can receive reliable charging for their EVs. Volta’s goal is to make it simple for drivers to find and use Volta’s charging stations, with minimal disruption to their daily routine.

Volta Inc.

Note: Illustrative example of features currently under development.

Volta’s Products and Services

Volta provides a broad range of EV-charging-related products and services and content display offerings to its site hosts and strategic business partners. Volta’s business model aims to maximize deployment of capital to deliver compelling value per unit and dollars per mile of capital invested. Volta’s current business model is capable of generating revenue from multiple sources, including Behavior and Commerce, Network Development, Charging Network Operations and Network Intelligence.

•Behavior and Commerce revenue is derived from the sale of advertising to Volta partners that purchase media display time on its content-driven charging stations to conduct their media and advertising campaigns to generate commerce or influence targeted driver behavior. In 2020, Behavior and Commerce represented 41% of Volta’s total revenues and in 2021, it represented 80% of Volta’s total revenues.
•Network Development revenue is generated by providing site development installation, operating and maintenance services, and the sale of Volta’s charging products to select site hosts. Network Development revenue is also generated from contracts with utility companies for the sale of installed electrical infrastructure, which accounted for 7.5% of revenue in 2020 and 0% in 2021, respectively, with the balance of Network Development revenue attributable to Volta’s site partners. Overall, Network Development revenue accounted for 54% in 2020 and 16% of Volta’s total revenues in 2021. Volta’s Network Development customers consist of select site hosts that purchase Volta charging stations and receive associated installation and maintenance services, utility companies with whom Volta contracts to perform electrical infrastructure development activities and select site partners for whom Volta performs the development work required to prepare a site for EV charging infrastructure. Currently, there is immaterial overlap between Volta’s Behavior and Commerce and Network Development customers.
•Charging Network Operations revenue is generated by tracking the delivery of electricity through the use of Volta’s charging stations, which generates LCFS credits that Volta sells to third parties under the regulatory framework currently in effect. In 2020, Charging Network Operations revenue represented 4% of Volta’s total revenues and for 2021, it represented 2% of Volta’s total revenues. Volta intends to implement pay-for-use charging features in the future and anticipates that its “Charging Network Operations” revenue will

Volta Inc.
also include fees received from drivers for its paid charging services and that its Charging Network Operations customers will include drivers that utilize Volta’s paid charging services.
•Network Intelligence revenue consists of license or service fees from the sale of Volta’s proprietary software tools related to its EV charging network analysis. Volta offers access to the Predict EVTM tool to utility companies, channel partners and other third parties through a SaaS offering. Volta’s Network Intelligence customers consist of its SaaS licensees. In 2020 and 2021, Network Intelligence revenue represented 1% and 2% of Volta’s total revenues, respectively.

The table below sets forth the amount of revenue from Behavior and Commerce, Network Development, Charging Network Operations and Network Intelligence in relation to Volta’s total revenue for the years ended December 31, 2020 and 2021.

	Percentage of Revenue
Volta’s Products and Services	FY21	FY20
Behavior and Commerce	80%	41%
Network Development	16%	54%
Charging Network Operations	2%	4%
Network Intelligence	2%	1%
Total	100%	100%

EV Charging Products

Volta has designed and deployed a managed network of EV charging stations that function as an integrated content network. Available in differentiated models for varying charging speeds, Volta’s content-driven EV charging stations feature high-resolution 55-inch digital displays. Volta also provides screenless stations to supplement its digital display-equipped EV charging stations and to allow site hosts to scale their EV charging offerings in a manner appropriate to their site. Volta plans to continue to innovate and expand the product and service offerings available with its EV charging stations.

Volta works with a number of different suppliers and vendors with respect to its product offerings and has a suite of products that are capable of matching desired dwell time to charging speed, including both media and non-media enabled DCFC stations and AC stations. DCFC, such as Volta provides or modified versions which Volta may provide in the future, are capable of adding a substantial driving range in as little as 15 minutes, depending on the charging capabilities of the particular EV’s battery and the charging rate of the DCFC station which can be configured to complement the preferred dwell-time at a particular site. Volta’s AC chargers are ideally suited for enabling “top-up” charging along a driver’s daily route or charging at a location where longer dwell time characteristics are desired, allowing a driver to plug in and charge while shopping, working or attending entertainment venues or otherwise going about their lives. Volta’s product offerings will need to stay current with the charging capabilities of the EVs on the road, which over the course of Volta’s operations, have had battery sizes which continue to increase, resulting in longer ranges, and the ability to accept higher rates of charging. This has, in certain locations, increased market demand for DCFC chargers – a trend Volta expects to continue and accelerate in the near future. Volta is responding to these market forces by increasing its DCFC installations at locations with comparatively shorter dwell times. This increased rate of DCFC installations requires additional resources to be dedicated to keeping up with expected demand (including potential demand to replace existing AC charging stations with DCFC stations), which will increase cost and expense, in some cases earlier than previously anticipated due to the rapid increase in EV battery range and charging capability.

Volta deploys its EV charging platform network by either leasing or licensing space at host site locations for the installation of Volta-owned charging stations or by selling charging stations to select site hosts and performing related maintenance services. Volta also generates Behavior and Commerce revenue through the delivery of media partner content across both Volta-owned and site partner-owned charging stations equipped with digital displays.

EV Charging-Related Services

Volta Inc.

Volta installs its chargers in premium parking spaces owned or leased by commercial or public-entity site hosts that desire to provide EV charging services at their respective locations. Volta’s site hosts include retail centers, grocery stores, pharmacies, movie theaters, parking lots, healthcare/medical facilities, municipalities, sport and entertainment venues, parks and recreation areas, restaurants, schools and universities, certain transit and fueling locations and office buildings and other locations. Under both its master service agreements and negotiated agreements for specific sites, Volta typically targets agreements for the installation of its charging stations at host sites with an initial term of ten years, with the option to extend the lease for up to two five-year terms. Such agreements address both Volta rental payments and access to and payment for electricity at host sites. In addition, Volta has sold EV charging stations to select business partners and site hosts under contractual arrangements pursuant to which Volta performs related installation, operation and maintenance services, while retaining the exclusive right to sell media display time on the media-enabled charging stations for the duration of the contract term, commonly ten years and has contracted with select site partners to perform the development work required to prepare sites for the installation of EV charging infrastructure.

In connection with locating its EV charging stations at its host sites, Volta is responsible for installation, operation and maintenance of the EV charging stations, including delivering electricity to drivers who access its publicly available charging network. Volta obtains electricity from site host locations where its stations are installed and either pays electricity costs to its site hosts based on negotiated rates in its agreements or makes electricity payments directly to the relevant utility company.

Volta currently employs an open-access model which leverages Volta’s Behavior and Commerce (advertising) revenue to provide charging at no cost to shoppers and visitors that use Volta charging stations. Volta is developing a pay-for-use by the driver charging model, where drivers will pay for the electricity they receive at rates to be determined by Volta in the future, in accordance with applicable law, taking into account, among other things, the then-prevailing cost of electricity, any applicable regulatory constraints and competitive market rates in the industry. Volta has begun limited testing for the implementation of pay-for-use by the driver charging features, and anticipates implementing idle fees for remaining connected to a station for more than a certain amount of time after charging is complete. Volta also makes its mobile application available to drivers free of charge, which drivers can use to locate available chargers and initiate EV charging sessions, among other features.

Volta also provides certain site hosts with data to help them better understand charger utilization and driver engagement at their sites, as well as positive environmental impact from the charging services they are facilitating, based on the methodologies discussed above under “Volta’s Solution and Go to Market Strategy.”

Content Services

Volta sells media display time on its media-enabled charging station digital displays to various national and regional businesses and content channel partners who deliver media content on Volta’s charging network to market their products and services, as well as to site hosts who wish to display promotional content on the charging stations located at their sites. Volta charges fees for these services based on the number of impressions delivered in respect of each content and media campaign. Volta believes its EV charging stations provide a new investment thesis for marketers, helping them find real-world growth by leveraging the growing EV market opportunity, while solving for sustainability concerns of regulators and stakeholders, and making it easier to target their customer demographic on their daily routes. Volta can also use its proprietary network planning tool and data collection efforts to demonstrate the value proposition of its charging stations to content partners, using metrics showing superior station utilization and increased retail engagement at its host sites. Volta’s advanced content systems also offer varying types of marketing opportunities and approaches to its content partners, including ad serving, programmatic buying, dynamic media and other ad tech innovations. Volta’s content customers include automotive OEMs, national and regional retail, consumer packaged goods and professional services companies and various channel partners.

Additional Service Offerings

Volta uses its proprietary PredictEV™ planning software tool internally to predict and forecast expected grid capacity, EV charging penetration and expected charger utilization. In addition to using the PredictEV™ tool to

Volta Inc.
provide information inputs for its network planning and to develop data-driven site and station recommendations, Volta also licenses the PredictEV™ tool to utility companies, channel partners and other third parties through a SaaS model. Volta’s licensing partners use its PredictEV™ tool to help them predict electricity demand in their service areas as driver demand for electricity, including EV charging, continues to expand, and to help manage grid capacity constraints and concerns as well as identify prospective EV charging penetration over time. Volta believes its PredictEV™ tool enables its licensing partners to be better prepared to react to and participate in the continuing build-out of EV infrastructure.

Competitive Strengths

Volta’s competitive strengths include the following:

•Market opportunity that capitalizes on the burgeoning EV charging station market. The macroeconomic shift to electric mobility provides a significant opportunity to redefine how drivers and businesses view EV charging infrastructure, positioning Volta to take advantage of a compelling disruption story in a new addressable market in the United States and internationally that is not yet fully saturated.
•Top charging utilization among competitors. Driven by its differentiated business model, Volta’s well-located charging stations are among the most utilized in the EV charging industry on a station basis, providing Volta with a competitive advantage in further expanding its footprint with site hosts and securing additional commercial partners, enabling further expansion and growth as Volta’s network scales.
•Revenue diversity and unit economics. Volta’s charging stations can deliver multiple revenue streams, currently consisting of the sale of advertising content on its charging station digital displays to its commercial partners, installation, operation and maintenance services related to its charging stations, license or service fees from the licensing of Volta’s proprietary software tools, the sale of LCFS credits and, as Volta continues to develop its business model, through fees associated with pay-for-use charging services that Volta intends to implement and capitalize on in the future, enabling Volta to maximize its deployment of capital to achieve compelling value per unit and dollars per electric mile delivered. In addition, Volta also sells content-driven EV charging stations to select business partners and continues to perform the related installation, operation and maintenance services, generating recurring revenue while retaining the exclusive right to sell media display time on the media-enabled charging stations for the duration of the contract term.
•Robust partnerships create ample opportunity for growth. Volta has robust relationships with numerous site partners with national and international real estate portfolios. Volta has master service agreements with a number of such partners, which provide the framework for deploying Volta charging stations to such national and international partners’ sites by establishing a mutual agreement with such partners to work with Volta to agree upon such partner’s sites for installation of Volta charging stations with the execution of a specific further agreement governed by the terms of the master service agreement (see also "Partnerships and Strategic Relationships" in the table below for a representative sample of partners with which Volta has master service agreements). Volta continues to pursue commercial relationships under both master service agreements and site-specific agreements as part of its ordinary course of business and believes these opportunities will lead to growth as Volta deploys additional capital to scale its network.
•Differentiated EV charging business model. Volta believes its differentiated business model will allow it to leverage the benefits delivered to its site hosts and commercial partners to continue to grow its business at even greater rates as the Volta network scales. More site hosts would lead to more chargers, more screens and a continuously expanding network opportunity for Volta’s content partners.
•International presence. In 2021, Volta opened offices in France, Germany, and Canada and intends to deploy chargers to meet the needs of the increasing EV driver population in Europe and introduce its differentiated business model.

Volta Inc.
•Experienced management team. As Volta has grown, it has assembled a talented leadership team with extensive industry experience who are dedicated to continuing to innovate and shape how drivers view and experience EV charging and to leverage the shift to electric mobility for the benefit of Volta’s commercial partners.

Growth Strategies

Volta intends to leverage its competitive strengths and the following growth strategies to continue to scale its network of EV charging offerings and drive stakeholder value.

•Accelerate new and enhanced product offerings. Volta intends to continue to further develop and expand the product offerings it makes available to its commercial partners, including its EV charging, network tool, digital display and content display offerings.
•Expanding sales and marketing. Volta intends to continue to invest in its sales and marketing efforts to capitalize on the continued growth opportunity in the EV market and enable appropriate and effective engagement with site hosts and content partners across verticals and channels. Volta also intends to develop loyalty programs that can be used to enhance the driver experience. While Volta views this is an important long-term initiative, loyalty programs do not currently contribute to its Behavior and Commerce or other revenues.
•Targeted expansion in existing and new markets. Volta will continue to use its proprietary network planning tools to expand its footprint in existing markets and assess and consider expansion into new markets, both in North America and Europe, in order to continue to attract new site hosts and content partners. Volta also intends to pursue a “land-and-expand” model which encourages existing site hosts to increase their Volta charging station footprint over time as EV penetration increases.
•Research and development. Volta intends to invest considerable time and expense into enhancing its products and services and to continue to provide differentiated EV charging offerings to the market. Volta intends to continue to develop its proprietary network planning tool, PredictEV™, to assist in the evaluation of additional North American and international markets. Volta also plans to continue to develop its mobile application and its interoperability features to allow Volta to partner with additional OEMs and commercial partners.

Volta’s Partnerships and Strategic Relationships

Volta is focused on establishing and maintaining strong long-term relationships with real estate and retail partners and site hosts with national and regional multi-site portfolios of commercial properties to build out its charging network, both in the U.S. and in Europe. Such site hosts can span a wide array of industries and locations and currently include retail centers, grocery stores, pharmacies, movie theaters, parking lots, healthcare/medical facilities, municipalities, sport and entertainment venues, parks and recreation areas, restaurants, schools and universities, certain transit and fueling locations and office buildings and other locations. For Volta’s partners with multi-site portfolios, Volta executes master service agreements with site hosts which help facilitate conversion of prospect sites into developable locations by standardizing terms and conditions for site leasing and access. Volta’s management believes the benefits offered to site hosts by its business model will continue to provide Volta with access to the highest quality property owners and site hosts. Such access and continued premier placement of Volta’s stations will in turn allow it to continue demonstrating the benefits of its content display offerings to its partners, leveraging the expansion of its EV charging network to grow its relationships with key national and regional content partners as the Volta network scales.

The table below is representative of a portion of Volta’s commercial partners since December 31, 2021. The representative commercial partners shown below are not indicative of any particular level of revenue generation and are intended to demonstrate the breadth of potential commercial partners with which Volta has engaged since December 31, 2021. These prominent Volta partners offer brand recognition, industry and national and regional

Volta Inc.
multi-site portfolios that may be available for future deployment of Volta charging stations and demonstrate the breadth of the partners that Volta works with and are examples of partners with whom Volta has engaged for a variety of commercial reasons and not simply revenue generation. Commercial partners who buy media and advertising space do so from time-to-time and not under the terms of a long-term agreement, so differentiating between current and past partners may not be indicative of potential revenue streams, but is indicative of the types of commercial partners who are engaging with Volta in the Behavior & Commerce space. For instance, the site partners listed under “Stores” below are representative of the types of top national brands with which Volta has a master service agreement or specific marquee site agreements. The site partners listed under “REITS” below are representative of additional site partners with whom Volta has contractual relationships with and who control important national or regional portfolios of properties that Volta believes would add value to its network. The properties listed under “Community” below represent marquee locations in high value markets. In the “Behavior & Commerce” category below, each of the “OEMs” and “National Brands” listed paid for advertising content on Volta’s media-enabled charging stations and are representative of the type of household names that we believe perceive value in Volta’s advertising network. “Channel Partnerships” are negotiated to extend the reach of Volta’s direct sales efforts for its advertising services. The companies listed under “Utilities and Government” have signed subscriptions for Volta’s PredictEV™ product or are companies with whom Volta has existing relationships and who we believe are potential future subscribers.

Suppliers and Service Providers

Volta has invested in and maintains long-term relationships with suppliers and service providers. Volta designs its EV charging stations in-house with the assistance of professional design consultants and outsources production to contract manufacturers. At this stage of the industry, equipment can be unique to each supplier with respect to components and aftermarket maintenance and warranty services. Volta relies on a limited number of suppliers and manufacturers, and in some cases only a single supplier for some components, for the manufacture and supply of its charging stations. Peerless-AV, which assembles Volta’s charging stations, was Volta’s principal supplier for the years ended December 31, 2020 and 2021, accounting for 80% and 53% of Volta’s supply-related expenditures for such periods, respectively. Furthermore, for the year ended December 31, 2021, Tianjin BYD Auto Co., LTD, a tooling manufacturer, accounted for 10% of Volta's supply-related expenditures. For the years ended December 31, 2020 and 2021, no other supplier or manufacturer for the supply or manufacture of Volta’s charging stations accounted for greater than approximately 10% of Volta’s supply-related expenditures for the applicable period. See also “Information About Volta — COVID-19 Impact.”

Volta Inc.
Volta’s and Peerless-AV’s supply relationship is governed by a Supply Agreement under which Volta has the right to place orders for the purchase of charging stations and related equipment (the “Peerless Supply Agreement”). The materials purchased from Peerless pursuant to any purchase order are covered by terms within the Peerless Supply Agreement customary for these types of arrangements, including customary warranty, delivery, payment and liability provisions. The Peerless Supply Agreement requires Volta to purchase at least 60 and no more than 200 charging stations a quarter unless otherwise agreed by Volta and Peerless. The Peerless Supply Agreement may be terminated by either party by notice given at least thirty days before its annual renewal date, by Peerless on six months’ notice, and at any time by the giving of not less than 30-days’ notice upon breach by a party (subject to customary cure rights), except that termination of the Peerless Supply Agreement will not terminate any then-existing purchase order (other than due to breach by the applicable party, subject to customary cure rights). The Peerless Supply Agreement does not require Volta to deal exclusively with Peerless.

In addition, Volta is typically responsible for the installation of its charging stations at its partners’ sites. These installations are generally performed by electrical and civil contractors, consistent and in accordance with accepted industry practices. Those electrical and civil contractors are engaged and managed by Volta under the oversight of Volta’s construction project managers. To facilitate its installation and maintenance activities, Volta has formed relationships with construction and maintenance companies that have significant experience building and maintaining EV charging sites.

Competition

EV Charging

The EV charging market is relatively new and is increasingly competitive with many newcomers. Volta currently faces competition from a number of companies. Volta believes its current competitors to its EV charging owner-operator business activities include EVgo Services LLC (“EVgo”), Electrify America LLC (“Electrify America”), Allego N.V. (“Allego”), Tesla Inc. (“Tesla”), and Rivian Automotive Inc. (“Rivian”). There are also many other large and small EV charging companies that offer non-networked or “basic” chargers that have limited customer leverage but could provide a low-cost solution for basic charger needs in commercial and retail locations, such as Pod Point Limited (“Pod Point”), EVConnect, Inc. (“EVConnect”), Power Dot SA (“Powerdot”), SemaConnect, Inc. (“Semacharge”), and Engie SA (“Engie”), as well EV charging equipment manufacturers that also compete with Volta, like ChargePoint, Inc. (“Chargepoint”), EVBox Group (“EVBox”), FLO Services USA Inc. ("Flo"), Revel Transit Inc. ("Revel"), and Blink Charging Co. (“Blink”), in addition to charging networks being developed by OEMs, such as IONITY GmbH (“Ionity”), and utilities, such as EDF Group (“EDF”), or in partnership with any of the aforementioned competitors.

The principal competitive factors in the EV charging industry include the number of stations in a network; capital deployment efficacy; number of revenue lines and diversity of revenue opportunities, charger utilization and pricing to drivers; charger connectivity to EVs and ability to charge all models and standards; charger network reliability, scale and local density; charger locations and accessibility; speed of charging relative to expected vehicle dwell times at the location; software-enabled service offerings and overall business partner and driver user experience; operator brand, track record and reputation; access to equipment vendors and service providers; installation expertise and costs; brand recognition and reputation; mobile application interface and ease of use; partnerships with OEMs; and policy incentives. Large initial stage markets require significant early capital expenditures, engagement across verticals and driver engagement to gain market share and a continued effort to scale product and service offerings, channels, installers, teams and processes. There are also competitors who may have limited funding, experience or commitment to quality assurance, which could cause poor experiences, hampering overall EV adoption or trust in any particular provider of charging services. Volta believes these additional competitors may struggle with gaining the necessary network traction but could gain momentum in the future. Further, Volta’s current or potential competitors may be acquired by third parties with different commercial objectives and imperatives and greater available resources.

Volta believes it has a competitive advantage in delivering charging services driven by its differentiated business model, EV charging station design, charging station placement, network tools and the additional value Volta’s charging stations can deliver to its site hosts and business partners by combining content display offerings with charging services to drive higher utilization as compared to Volta’s competitors.

Content

Volta Inc.

The place-based digital media industry is fragmented, consisting of a few traditional companies operating on a national and international basis, such as Outfront Media, Inc., Amscreen, Clear Channel Outdoor, Lamar, JCDecaux, Intersection and GSTV, as well as newer, digitally-forward, omni-channel platforms like Google, Facebook and Twitter, and hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. Volta competes with all of these companies for its content customers. Volta also competes with other content, including broadcast and cable television, radio, print media, internet and mobile and direct mail marketers, within their respective markets. In addition, Volta competes with a wide variety of out-of-home media, including media in shopping centers, grocery stores, movie theaters, transit locations and sports and entertainment venues. Advertisers compare relative costs of available media, cost per thousand impressions of a piece of content, as well as markets, locations and audiences, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other content, Volta intends to rely on its differentiated product and its content-driven charging station placement which can provide access to a high-value audience, historically unavailable locations, an uncluttered media experience, the opportunity to influence purchase and brand decisions immediately prior to site visitors entering a retail environment, a compelling halo effect for brands desiring alignment with sustainability and the growing ability to prove efficacy of digital content in the real world.

Governmental Regulation and Incentives

Government regulations for installation and operation of EV charging stations and place-based media content vary from jurisdiction to jurisdiction and may include, but are not limited to, permitting and sign code requirements, inspection requirements, licensing of contractors, certifications, environmental requirements, health and safety requirements and restrictions around digital display placement and content.

Compliance with such regulations is an important aspect of Volta’s ability to continue its operations and avoid additional costs and installation delays for its EV charging stations. The descriptions that follow are summaries and should be read in conjunction with the texts of the regulations described herein, which are subject to change. The descriptions do not purport to describe all present and proposed regulations affecting Volta’s business. Volta is not currently materially dependent on any government programs supporting EV technology.

Grants and Incentives

Volta continuously pursues public grants, subsidies and incentives to reduce its capital expenditures. Volta has dedicated, and plans to further dedicate, a variety of internal and external resources to monitor, apply for and utilize available grant, subsidy and incentive funding for the development of charging infrastructure on a state, local, national and international level. Volta may inform its network expansion and local build plans based on expected timing for and availability of funding of this type. Volta has received grants from a number of third parties.

Volta intends to continue to seek additional grants, rebates, subsidies and incentives as an effective avenue to reduce its capital investment in the promotion, purchase and installation of charging stations where applicable.

Government Regulations to Enhance EV Adoption

Some governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits, as discussed in more detail below. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective costs associated with EVs and EV charging stations.

For example, in the U.S., the regulations mandated by the Corporate Average Fuel Economy (“CAFE”) standards set the average new vehicle fuel economy, as weighted by sales, that a manufacturer’s fleet must achieve. The United States Environmental Protection Agency (“EPA”) has established vehicle carbon dioxide emissions standards through model year 2026 for light-duty vehicles; however, the Biden Administration has announced plans to reconsider these standards and the EPA has restored California’s authority to establish its own more stringent standards, which several other states have elected to follow. Although Volta is not a car manufacturer, and thus not directly subject to the CAFE standards, such standards may still indirectly affect Volta’s business. The adoption of more stringent standards may create further incentives for vehicle manufacturers to increase their EV offerings, which would likely result in increased demand for charging services. Additionally, several states, such as California,

Volta Inc.
Massachusetts and New York, have adopted or are considering adopting bans on the sale of internal combustion engine vehicles by 2035 and a number of European countries, including France, Norway and the United Kingdom, have adopted or are considering adopting bans on the sale of new internal combustion engine vehicles between 2025 and 2040.

Regulatory Credits

Volta earns various tradable regulatory credits, in particular California’s LCFS credits, as well as carbon credits under comparable LCFS programs in other states. Volta earns credits for the kilowatt-hours distributed by its stations and, in certain cases, the installation of DCFC infrastructure under California’s Fast Charging Infrastructure program. Volta earns revenue from the sale of these credits, and expects to continue to sell future credits, to entities that generate deficits under the LCFS programs and are obligated to purchase the credits and use them to offset their deficits or emissions, primarily petroleum refiners and marketers, and other entities that can use the credits to comply with the program requirements, or through exchanges. Volta actively seeks to maximize the number of regulatory credits generated per kWh of energy dispensed. Volta’s management is actively monitoring proposed and newly enacted LCFS programs in other jurisdictions (including, for example, states, such as Massachusetts, New York, Colorado and Washington) as potential future revenue streams. The availability of such credits depends on continued governmental support for these programs and regulatory frameworks that make it possible for Volta to participate in these credit markets. There is no guarantee that such credits will continue to be available for sale or that regulatory restrictions would not be imposed on the proceeds from the sale of such credits in the future. Additionally, to the extent government incentives result in increased build-out of electric or other low-carbon fuel dispensing infrastructure that also produce LCFS or similar regulatory credits, the revenue received from the sale of such credits may diminish.

Other EV Charging Regulations

On December 16, 2019, California adopted amendments to the state’s electric vehicle supply equipment specifications that prohibit, or will prohibit, public-charging operators from billing customers by the minute within the state. The prohibition on per-minute billing currently applies to all new AC chargers installed or replaced on or after January 1, 2021 and will apply to new DCFCs installed or replaced on or after January 1, 2023. Chargers installed before 2021 can continue time-based billing until 2031 for AC chargers and 2033 for DCFCs.

California, Colorado, Florida, Hawaii, Illinois, Maryland, Massachusetts, Minnesota, New York, Oregon, Pennsylvania, Utah, Virginia, Washington and the District of Columbia have determined that companies that sell EV charging services to the public will not be regulated as utilities. While these individual state determinations are not binding on any other regulator or jurisdiction, they demonstrate a trend in the way states view the nascent EV charging industry. Other jurisdictions are in the process of adopting such reforms.

Manufacturing and Safety Regulations

Volta does not directly manufacture or assemble its charging stations; however, Volta may still be subject to the Occupational Safety and Health Act of 1970, as amended (“OSHA”) in the United States and occupational health and safety regulations in Europe. OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to Volta’s operations.

In addition, in the U.S., the National Electrical Manufacturers Association (“NEMA”) is the association of electrical equipment and medical imaging manufacturers. NEMA provides a forum for the development of technical standards that are in the best interests of the industry and users, advocacy of industry policies on legislative and regulatory matters, and collection, analysis, and dissemination of industry data.

Several states, including California, have adopted variations of the national guidelines governing electric vehicle fueling systems set forth in the National Institute of Standards and Technology Handbook 44, which provide safety, pricing, labeling, testing, certification, and other requirements for electric vehicle charging stations that charge fees to users for the delivery of electricity. As Volta introduces charging fees for the receipt of electricity from its

Volta Inc.
stations, the regulatory burden will likely increase and Volta will likely need to expend additional resources to meet such increased regulatory burden. A failure of Volta to timely meet regulatory requirements in its design or implementation of stations or in implementing updates to its stations that are already installed in order to meet these regulatory requirements could delay Volta’s ability to implement fees for users and have a material impact on its business.

Waste Handling and Disposal

Volta is subject to environmental laws and regulations regarding the handling and disposal of hazardous substances and solid wastes, including electronic wastes and batteries. These laws regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste and may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. For instance, the U.S.’s Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release of the hazardous substance occurred as well as companies that disposed or arranged for the disposal of hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and seek to recover costs incurred from the responsible classes of persons. In the course of ordinary operations, Volta, through third parties and contractors, may handle hazardous substances within the meaning of CERCLA and similar state statutes and, as a result, may be jointly and severally liable for all or part of the costs required to clean up sites as which these hazardous substances have been released into the environment.

Volta may also be subject to the Resource Conservation and Recovery Act (“RCRA”) in the U.S. and comparable state statutes for the generation or disposal of solid wastes, which may include hazardous wastes. RCRA regulates both solid and hazardous wastes, but in particular, imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Provided that certain requirements are met, certain components of our charging stations may be excluded from RCRA’s hazardous waste regulations; however, if these components do not meet all established requirements for the exclusion to apply, or if the requirements for the exclusion change, Volta may be required to treat such products as hazardous waste which are subject to more rigorous and costly disposal requirements. Any changes in the laws or regulations, or any changes in Volta’s ability to qualify the materials used for exclusions under such laws and regulations, could adversely affect Volta’s operating expenses.

In Europe, Volta may be subject to additional environmental regulations.

Place-Based Media Industry Regulations

The place-based media and outdoor media industry is subject to governmental regulation and enforcement at all levels of government in the United States and Europe. These regulations have a significant impact on the outdoor media industry and may have an impact on Volta’s content sales activities.

In particular, construction, repair, maintenance, lighting, upgrading, height, size, spacing, the location and permitting of outdoor digital displays and the use of new technologies for changeable displays, such as digital displays, are regulated by governments, and, from time to time, governments have prohibited or significantly limited the construction of new outdoor media displays or structures. Since digital displays have been developed and introduced relatively recently into the market on a large scale, existing regulations that currently do not apply to them by their terms could be revised or new regulations could be enacted to impose greater restrictions on digital displays due to alleged concerns over aesthetics or driver safety.

In recent years, outdoor media also has become the subject of other targeted taxes and fees and, from time to time, legislation has been introduced attempting to impose taxes on revenue from outdoor media or for the right to use outdoor media assets. In particular, a number of U.S. governments have implemented or initiated taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. Several U.S. jurisdictions have imposed such taxes as a percentage of outdoor media revenue generated in that

Volta Inc.
jurisdiction or based on the size and type of display technology. These laws may affect prevailing competitive conditions in specified markets in a variety of ways. Such laws may reduce Volta’s expansion opportunities or may increase or reduce competitive pressure from other members of the outdoor media industry.

In addition, restrictions on the use of outdoor media to display certain products, services or other content have been imposed by laws and regulations. For example, in the U.S. and Germany, tobacco products have been effectively banned from outdoor media in most jurisdictions and state and local governments in some cases limit outdoor advertising of alcohol. Further, certain municipalities may limit issue-based outdoor advertising or place restrictions on advertising off-site or off-premises products or services. Additional restrictions on outdoor media of certain products and services are or may be imposed by laws and regulations.

Intellectual Property

Volta protects its intellectual property and proprietary rights through patent, trademark, copyright, trade secret and unfair competition laws, augmented by its own confidentiality protocols. Volta undertakes actions as necessary to ensure that its proprietary rights are protected while at the same time respecting the intellectual property rights of other persons.

As of December 31, 2021, Volta had ten issued design patents and seven pending design patent applications in addition to two issued utility patents and 31 pending provisional and utility patent applications in the United States. Internationally, as of December 31, 2021, Volta had 70 issued design patents and 21 pending design patent applications, in addition to two issued utility patents issued and seven pending utility patent applications. Volta continues to regularly assess opportunities for seeking patent protection for those aspects of its technology, designs and methodologies that it believes provide a meaningful competitive advantage.

Human Capital Resources

We have always prioritized the importance of our workforce as a critical stakeholder and a core part of our competitive advantage. We hire with values-based principles that encompasses competency, ingenuity, and culture. Through multiple growth phases, we have drawn talent and leadership from the automotive, electric vehicle, consumer electronics and other technology industries to achieve our vision. As of December 31, 2021, Volta had 324 regular full-time employees in the U.S., nine regular full-time employees in Canada and twenty regular full-time employees in Europe. None of Volta’s U.S. employees are represented by a labor union or covered by a collective bargaining agreement. Volta has never experienced a work stoppage. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stakeholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Facilities

Volta was incorporated on July 24, 2020, as a Cayman Islands exempted company under the name Tortoise Acquisition Corp. II (“Tortoise Corp II”), which was a special purpose acquisition company. On September 15, 2020, Tortoise Corp II completed its initial public offering. On August 26, 2021, Tortoise Corp II consummated a reverse recapitalization with Volta Industries, Inc., (the “Reverse Recapitalization”), and, as contemplated by the Business Combination Agreement and Plan of Reorganization, dated as of February 7, 2021 (the “Business Combination Agreement”), re-domesticated as a Delaware corporation and changed its name to Volta Inc. Our website address is www.voltacharging.com. Volta’s primary office is located at 155 De Haro St., San Francisco, California 94103, where Volta's building space totaling approximately 8,480 rentable square feet under a lease that, as currently amended, expires in August 2025. Volta uses these facilities for office space and warehouse purposes. Volta also maintains facilities in New York, New York; Montreal, Canada; Berlin, Germany; and Paris, France; as well as an additional warehouse office space in San Francisco, CA. Volta believes its existing facilities are adequate for its current requirements.

Legal Proceedings

Volta Inc.
From time to time, Volta may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of its business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties, shareholder or securities litigation, or employment-related matters. On March 30, 2022, a putative class action complaint was filed against the Company and two of the Company’s officers (collectively, the “Defendants”) in the United States District Court for the Northern District of California. The lawsuit alleges that Defendants violated the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding the Company’s business, operations and prospects. Plaintiffs seek to represent a class of persons or entities that purchased Volta securities between August 2, 2021 and March 28, 2022. The complaint seeks unspecified damages, attorneys’ fees, and other costs. To the Company’s knowledge the Defendants have not yet been served. While the Company believes that the claims are without merit and it intends to vigorously defend against them, any litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.

Item 1A. Risk Factors
SUMMARY OF RISK FACTORS

•Volta is an early stage company with a history of losses and expects to incur significant expenses and losses for the foreseeable future.
•Failure to expand Volta’s geographic footprint and to build scalable and robust processes and controls could harm its prospects for growth and profitability, and Volta may never successfully do so or achieve or sustain profitability.
•Volta has identified material weaknesses in its internal controls over financial reporting, and if Volta is unable to remediate these material weaknesses, or if Volta identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of Volta's consolidated financial statements or cause Volta to fail to meet its periodic reporting obligations.
•Volta currently faces competition from a number of companies in the EV charging market, and expects to face significant competition in the future as the market for EV charging evolves.
•Volta has experienced rapid growth and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.
•Volta also faces intense competition in its content-delivery activities and expects to continue to face significant competition as the market for out-of-home and digital display media evolves.
•Volta depends upon strong relationships with real estate and retail partners to build out its charging network and increased competition or loss of a partner could adversely impact Volta’s business, financial condition and results of operations.
•Volta derives a significant portion of its revenues from content sales on its charging stations, which fluctuate and are subject to market conditions outside of its control, and Volta may not be able to sell its content services in certain geographies until Volta has achieved scale in such geographies.
•Volta relies on a limited number of suppliers and manufacturers for the manufacture and supply of Volta’s charging stations, some of which are also early stage companies. A loss of any of these partners or defects in or failure of the products with which they supply Volta could negatively affect Volta’s business.
•Volta’s business is subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as Volta expands the scope of such services with other parties.
•Volta expects to need to raise additional funds to fully execute on its business strategy and these funds may not be available when needed.
•Volta’s forecasted operating results and projections and its estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

Volta Inc.
•Volta faces risks related to natural disasters and health pandemics, which could have a material adverse effect on its business and results of operations. For example, impacts to Volta’s business as a result of the ongoing COVID-19 pandemic included slow-down of permitting and construction activities during shutdowns, shut-down of some properties where Volta’s stations are located, drop off in content spend, shut-down of offices and a transition to remote work forces, impacting revenue potential and usage.
•If Volta is unable to attract and retain key employees and hire qualified management, technical, engineering and sales personnel, its ability to compete and successfully grow its business would be harmed.
•Volta’s charging stations are often located in outdoor areas that are publicly accessible and may be exposed to weather-related damage, inadvertent accidents or vandalism or misuse by drivers or other individuals, which could increase Volta’s replacement and maintenance costs.
•Volta is dependent upon the availability of electricity at its current and future charging sites or upon the installation of new electricity service at host sites by utilities. Cost increases, delays, new or increased taxation and/or other restrictions on the availability or cost of electricity could adversely affect Volta’s business, financial condition and results of operations.
•Volta’s charging stations and mobile application platform and equipment used to power or operation the foregoing could contain undetected defects, errors or bugs in hardware or software and, as an emerging technology, the full operating life of the equipment in Volta’s charging stations is not fully known and may malfunction through repeated use, any of which could result in property damage or bodily injury.
•Computer malware, viruses, ransomware, hacking, phishing attacks and other network disruptions could result in security and privacy breaches, loss of proprietary information and interruption in service, which would harm Volta’s business.
•Volta’s business may be adversely affected if it is unable to protect its technology and intellectual property from unauthorized use by third parties.
•Interruptions, delays in service or inability to increase capacity with Volta’s cloud service providers could impair the use or functionality of Volta’s EV charging stations and other services, harm its business and subject it to liability.
•The expected shift in Volta’s business model from free EV charging to include pay-for-use charging and the requirement of mobile check-ins may impact Volta’s ability to retain driver interest in its charging stations and adversely affect content partner and site host demand.
•Volta may be unable to collect and leverage customer data in all geographic locations, and this limitation may impact research and development, content sales, partnership relations and operations.
•Government regulation of outdoor media may restrict Volta’s content activities.
•Privacy concerns and laws, or other applicable regulations, may adversely affect Volta’s business.
•Volta is, and will continue to be, subject to environmental, health and safety laws and regulations that could result in increased compliance costs or additional operating costs or construction costs and restrictions.
•Volta is or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and noncompliance with such laws can subject Volta to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect its business, results of operations, financial condition and reputation.

RISK FACTORS

Investing in our securities involves risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless

Volta Inc.
otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Volta’s Business

Volta is an early stage company with a history of losses and expects to incur significant expenses and losses for the foreseeable future.

Volta has a history of operating losses. Volta incurred a net loss of $276.6 million for the year ended December 31, 2021, and as of December 31, 2021, Volta had an accumulated deficit of approximately $428.7 million. Volta believes it will continue to incur operating and net losses each quarter for the foreseeable future. Even if Volta achieves profitability in any quarter, there can be no assurance that Volta will be able to maintain profitability. Volta’s potential profitability is particularly dependent upon the continued adoption of EVs by drivers and fleet operators, the continued availability of, and Volta’s continued eligibility for, governmental incentives and credits associated with EV charging stations, Volta’s ability to receive anticipated benefits from any upfront capital expenditures it incurs to develop and expand its charging network, the absence of changes in law or regulation relating to the EV charging industry that disproportionately benefit Volta’s competitors or that require significant changes to Volta’s products, services or business model, the impact of laws and regulations, or the absence of changes in law or regulation, that restrict or otherwise adversely impact Volta’s ability to conduct its content-delivery activities, the recognition by content partners, site hosts and other business partners of the benefits of Volta’s content offerings and, in each case, the hosting and utilization of Volta’s chargers, any of which may not occur at the levels Volta currently anticipates or at all.

Failure to effectively expand Volta’s sales, marketing and operational team could harm its ability to grow its business and strategic partnerships and achieve broader market acceptance of its products and services.

Volta’s ability to grow its business and charging network and strategic partnerships to achieve broader market acceptance with site hosts, content partners and drivers, grow revenue and achieve and sustain profitability will depend, to a significant extent, on its ability to effectively expand its sales, content, marketing, technology and operational teams and capabilities. Volta relies on its site acquisition and content sales and marketing teams to expand its commercial footprint and obtain new content partners, respectively, in order to grow its EV charging business, and Volta relies on its network planning, engineering, site development, operations and project management personnel to install, operate, and maintain new sites. Volta also relies on its technology team, which is currently being scaled, to continue to develop improvements, enhancements and new functionality in its EV charging stations, mobile application platform and network planning tools. Volta plans to continue to expand in these functional areas but it may not be able to recruit and hire a sufficient number of competent personnel with the requisite skills, technical expertise and experience, which may adversely affect its ability to expand such capabilities. The hiring process can be costly and time-consuming, and new employees may require significant training and time before they achieve full productivity. Recent hires and planned hires may not become as productive as quickly as anticipated, and Volta may be unable to hire or retain a sufficient number of qualified individuals. In the event that Volta’s employees join a labor union, higher employee costs and increased risk of work stoppages or strikes could result. Any failure to recruit, train, incentivize and retain a sufficient number of qualified personnel and to have such personnel attain desired productivity levels within a reasonable period of time and in a cost-effective manner could harm Volta’s growth prospects and ability to achieve or sustain profitability, and have an adverse effect on its business, financial condition and results of operations. See also “If Volta is unable to attract and retain key employees and hire qualified management, technical, engineering and sales personnel, its ability to compete and successfully grow its business would be harmed.”

Failure to continue to expand Volta’s geographic footprint and to build scalable and robust processes and controls could harm its prospects for growth and profitability, and Volta may never successfully do so or achieve or sustain profitability.

Volta Inc.
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

In addition, if Volta is not able to build scalable, robust and compliant processes and controls to manage its existing business operations and prospective growth and expansion, it may fail to satisfy and retain its existing business partners and drivers that utilize its charging stations and may not be able to attract new business partners and driver interest in additional markets and, as a result, Volta’s ability to maintain and/or grow its business and achieve or sustain profitability will be adversely affected. For example, site hosts may elect not to adopt Volta’s products or services for many reasons, including a perception that they or their customers are unlikely to derive sufficient value from Volta’s EV charging services, that Volta’s content services will not sufficiently drive customer engagement at such host site, that the local community objects to Volta’s stations due to their size, display screens or otherwise, that competitors provide a better value or experience or that service issues are not satisfactorily resolved. Retention and expansion of site host, content partner and driver interest and engagement will also be dependent on the quality, effectiveness and perception of Volta’s customer service and operations and any failure by Volta to offer high quality support to its business partners and users of its charging stations could adversely affect Volta’s business, reputation and growth prospects. See also “— Customer-Related Risks — If Volta fails to offer high-quality support to site partners and drivers, its business and reputation will suffer.”

If Volta is not able to build robust, scalable and compliant processes and controls to manage its existing business operations and growth and expansion of its business, it may be unable to successfully compete in retaining existing business partners and drivers that use its charging stations and attracting new business partners and drivers in existing and new markets and geographies. Any such failure to compete or expand its business would adversely affect Volta’s business, prospects, financial condition and results of operations and ability to achieve or sustain profitability.

Volta currently faces competition from a number of companies in the EV charging market, and expects to face significant competition in the future as the market for EV charging evolves.

The EV charging market is relatively new and Volta currently faces competition from a number of companies. Volta believes its current competitors to its EV charging business activities are EVgo, Electrify America, Allego, Tesla, and Rivian. There are also many other large and small EV charging companies that offer non-networked or “basic” chargers that have limited customer leverage but could provide a low-cost solution for basic charger needs in commercial and retail locations, such as Pod Point, EVConnect, Powerdot, Semacharge, and Engie, as well EV charging equipment manufacturers that also compete with Volta, like ChargePoint, EVBox, Flo, Revel, and Blink, in addition to charging networks being developed by OEMs, such as IONITY, and utilities, such as EDF, or in partnership with any of the aforementioned competitors. In addition, Volta may face competition from home charger companies or companies focused on installing private chargers at offices. The principal competitive factors in the EV charging industry include capital efficient deployment, revenue lines and diversity of revenue opportunities, charger utilization and pricing to drivers, charger network reliability, scale and local density, charger count, charger locations and accessibility, charger connectivity to EVs and ability to charge all models and standards, speed of charging relative to expected vehicle dwell times at the location, product offerings, including the availability of or demand for DCFC chargers as opposed to AC chargers, software-enabled services offerings and overall business partner and driver experience, operator brand, track record and reputation, access to equipment vendors and service providers, installation expertise and costs, and policy incentives. Large early stage markets require significant early capital expenditures, engagement across verticals and driver engagement to gain market share, and ongoing effort to scale product and service offerings, channels, installers, teams and processes. There are also competitors, in particular those with limited funding, experience or commitment to quality assurance, that could cause poor experiences, hampering overall EV adoption or trust in any particular provider of charging services. Further, Volta’s current or potential competitors may be acquired by third parties with different commercial objectives and imperatives and greater available resources.

Volta Inc.

In addition, there are other means for charging EVs, which could affect the level of demand for charging at Volta’s charging stations. For example, Tesla continues to build out its supercharger network across the United States for Tesla vehicles, which could reduce overall demand for new Volta charging stations at sites that host Tesla chargers or reduce utilization of existing Volta charging stations located at the same sites. Tesla has opened its supercharger network in certain countries to support charging of non-Tesla EVs in the future and may further open its network, which could further reduce demand for charging on Volta’s stations. Municipalities may also determine to provide additional public charging options, including by converting existing electricity infrastructure into public EV charging points, or determine to limit or reduce permitting for new EV charging stations due to perceived oversaturation or concerns relating to electric grid capacity, any of which could potentially reduce Volta’s serviceable markets. In addition, retailers, utilities or other site hosts or commercial, municipal and federal fleet businesses may opt to become owners and operators of public or private EV charging equipment and purchase that equipment and associated management software directly from other vendors in the marketplace.

Additionally, future changes in charging preferences and technologies; the development of inductive EV charging capabilities; battery chemistries, ultralong-range batteries or energy storage technologies, industry standards or applications; driver behavior; autonomous driving; increased focus on non-automotive transit alternatives, including mobility hubs and micromobility options in major markets; or battery EV efficiency may develop in ways which limit Volta’s future share gains in desirable markets or slow the growth of Volta’s addressable or serviceable market. Competitors may be able to respond more quickly and effectively than Volta to new or changing site host or driver preferences and other opportunities, improved or differentiated technologies, standards or regulatory requirements, may be eligible for favorable governmental incentives that are not available to Volta and/or may be better equipped to initiate or withstand substantial price or technological competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace.

The EV charging business may become more competitive, pressuring future increases in utilization and margins. Competition is still developing and is expected to increase as the number of EVs sold increases. In addition, further competition has in the past and may in the future arise from regulatory or judicial action. For example, one of Volta’s current competitors Electrify America, a subsidiary of Volkswagen, was formed as part of Volkswagen’s consent decree with the U.S. Environmental Protection Agency in connection with its diesel emissions issue. Volkswagen was forced to commit $2 billion to Electrify America and the expansion of its EV charger network over a ten-year period, which began in January 2017. Because Electrify America’s expansion of its EV charger network is mandated by the consent decree and not necessarily done in a manner designed to maximize economic return, Electrify America’s rate of expansion may outpace Volta’s and limit Volta’s serviceable market or increase Volta’s costs to install or operate its charging stations, including due to charger saturation or grid efficiency concerns in the markets that Electrify America is servicing or into which it is expanding. In addition, Volta's competitors may offer their site partners opportunities to share in charging or other revenues or higher rent payments, which Volta may be unable or unwilling to accommodate, which may cause Volta's existing site partner to seek out such competitors or disadvantage Volta in seeking new site partners.

Barriers to entry in the EV charging market may erode as a result of government intervention, leading to more competitors or existing competitors becoming better positioned to succeed. In addition, in some jurisdictions, Volta may see competition from local utilities who may be interested in, and receive regulatory approval for, ownership of public EV charging equipment, from various owners of non-networked AC chargers, and from new entrants into the U.S. EV charging market. Further, Volta’s competitors may not be subject to the same regulatory requirements as Volta, such as those relating to Volta’s digital display screens and content offerings, providing them with greater flexibility as to placement and expansion of their EV charging networks and facilitating their competition with Volta.

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

Volta Inc.
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

The place-based digital media industry is fragmented, consisting of a few traditional companies operating on a national and international basis, such as Outfront Media, Inc., Amscreen, Clear Channel Outdoor, Lamar, JCDecaux, Intersection and GSTV, as well as newer, digitally-forward, omni-channel platforms like Google, Facebook and Twitter, and hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. Volta competes with all of these companies for its content partners. Content rates also vary greatly from market-to-market and on a format-by-format basis, creating various opportunities for competition on pricing. If Volta’s competitors offer media displays at rates below the rates Volta charges, it could lose potential content partners and could be pressured or unable, due to content format, market differences or otherwise, to reduce its rates below those currently charged to attract or retain content partners. In addition, installation of digital displays by Volta or its competitors at a pace or location that exceeds the ability of the market to derive new revenues from those displays could also have an adverse effect on Volta’s business, financial condition and results of operations.

In particular, competition in the place-based digital media industry and the content rates Volta is able to charge are based on a number of different factors, including location, size of display, market and total number of impressions delivered by a display or group of displays. The number of impressions delivered by Volta’s displays are measured by Geopath, Inc. (“Geopath”), an independent third-party organization that provides audience measurement for the out-of-home and place-based media industries. Geopath leverages a range of data sources, including anonymous location and trip data from connected vehicles and smartphones, to understand the number of people passing a display during a defined time period. Due to the calculation methods of total impressions, Volta’s ability to generate additional content revenue from the placement of multiple charging stations equipped with digital displays at any one site may be limited, as a greater number of displays in close proximity may not yield additional impressions. Similarly, saturation of out-of-home and digital displays at any given site, including those of Volta’s competitors, may put pricing pressure on Volta’s content offerings at that site or reduce the number of displays government authorities are willing to permit. The competitive or regulatory pressures caused by market saturation and the method of calculating the number of and pricing for impressions could limit Volta’s ability to expand its content offerings in any market and have an adverse effect on Volta’s business, financial condition and results of operations.

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

Volta Inc.

Volta has experienced rapid growth in recent periods. For example, the number of full-time employees has grown from 143 as of December 31, 2020 to 353 as of December 31, 2021. This rapid expansion in headcount, coupled with a management team that has not been working together in a public company setting previously, has the potential to create difficulties for management to adequately oversee and deploy resources effectively throughout the Company. If these challenges are not adequately and effectively managed by our management team, our business operations would be adversely affected.

Further, we continue to make investments and implement initiatives designed to grow our business, including:

•investing in development and enhancement of its technology, product and platform, including R&D activities;
•expanding our efforts to attract new customers and site partners;
•working to diversify our manufacturing partnerships to scale production, if necessary;
•protecting our intellectual property; and
•investing in legal, accounting, human resources, and other administrative functions necessary to support our operations as a public company.

The growth and expansion of its business has placed and continues to place a significant strain on management, business operations, financial condition and infrastructure and corporate culture. These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. The market opportunities we are pursuing are at an early stage of development, and it may be many years before the end markets we expect to serve generate demand for our products at scale. For these reasons, we do not expect to achieve profitability over the near term, if at all. If our revenue does not grow over the long term, our ability to achieve and maintain profitability may be adversely affected, and the value of our business may significantly decrease. As an early stage growth company, Volta’s assumptions about its growth and ability to execute on its business strategy may not be accurate. If Volta’s assumptions relating to growth and ability to execute are inaccurate, Volta’s business, financial condition and results of operations would be adversely affected.

To manage growth in operations and personnel, Volta will need to continue to improve its operational, financial and management controls and reporting systems and procedures, and to successfully integrate new personnel who work remote from company offices or who were hired while Volta’s employees continue to work from home. Failure to manage growth effectively could result in difficulty or delays in attracting new business partners, declines in quality or user satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of business partners, information security vulnerabilities or other operational difficulties, any of which could adversely affect Volta’s business performance and operating results. For example, Volta is in the process of expanding its mobile application functionality to include, among other things, payment processing features and other enhancements. If Volta’s technology team does not have sufficient resources or capabilities to successfully enable such functionality and Volta is not able to appropriately expand its technology team, Volta’s ability to grow its business could be adversely affected. Volta’s strategy is based on a combination of growth and maintenance of strong performance of its existing EV charging network and content offerings, and any inability to scale, to continue to provide a favorable experience for its content partners, site hosts and drivers or to manage operations at its charging sites may negatively impact Volta’s growth trajectory.

In addition, in the event of continued fast growth, Volta’s information technology systems and internal control over financial reporting and procedures may not be adequate to support its operations and may introduce opportunities for data security incidents that may interrupt business operations and permit bad actors to obtain unauthorized access to business or user information. Volta may also face risks to the extent such bad actors infiltrate the information technology infrastructure of its contractors. See also “— Unauthorized disclosure of personal or sensitive data or confidential information, whether through a breach of Volta’s computer systems or otherwise, could severely hurt its business.” Further, as a public company, Volta is required to maintain effective disclosure controls and procedures and internal control over financial reporting, and the failure to do so could have an adverse effect on its business.

Volta Inc.
See also “— The requirements of being a public company may strain Volta’s resources, divert management’s attention and affect its ability to attract and retain qualified board members and officers.”

Our forward looking estimates of certain financial metrics may prove inaccurate.

We use various estimates in formulating our business strategies. We base our estimates upon a number of assumptions that are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual amount to differ from our estimates. These factors include, without limitation:

•our ability to expand into additional markets;
•our ability to update infrastructure and charging stations to support increased EV batter capacities and charging speeds;
•the timing of when our customers and site partners adopt our technology;
•undetected or unknown errors, defects or reliability issues in our hardware or software which could reduce the market adoption of our new products or delay or stop production;
•customer or site partner cancellations of their contracts; and
•other risk factors set forth in this Annual Report.

Volta’s assumptions about its growth and estimates underlying our business strategy may prove to be inaccurate. If Volta’s assumptions relating to growth and ability to execute are inaccurate, Volta’s business, financial condition and results of operations would be adversely affected.

Volta expects to need to raise additional funds to fully execute on its business strategy and these funds may not be available when needed.

Volta expects to need to raise additional capital in the near future to further scale its business and continue expansion into new markets. Volta may raise additional funds through the issuance of equity, equity-related or debt securities, through obtaining credit from government or financial institutions or by engaging in joint ventures or other alternative forms of financing. Volta cannot be certain that additional funds will be available on favorable terms when required, or at all. If Volta cannot raise additional funds when needed, its financial condition, results of operations, business and prospects could be materially and adversely affected. If Volta raises funds through the issuance of debt securities or through loan arrangements, the terms of such debt securities or loan arrangements could require significant interest payments, contain covenants that restrict Volta’s business, or contain other unfavorable terms. In addition, to the extent Volta raises funds through the sale of additional equity securities, Volta stockholders would experience additional dilution.

Volta depends upon strong relationships with real estate and retail partners to build out its charging network and increased competition or loss of a partner could adversely impact Volta’s business, financial condition and results of operations.

Volta depends on establishing and maintaining strong long-term relationships with real estate and retail partners and site hosts with national and regional multi-site portfolios of commercial and retail properties to build out its charging network. Such site hosts can span a wide array of industries and locations, including retail centers, grocery stores, pharmacies, movie theaters, parking lots, healthcare/medical facilities, municipalities, sports and entertainment venues, parks and recreation areas, restaurants, schools and universities, certain transit and fueling locations and office buildings and other locations and could potentially include hotels, airports, automobile dealers, other transportation hubs and other locations drivers visit day-to-day, any of which may have differing interests and incentives in partnering with an EV charging provider like Volta. If site hosts believe the benefits offered by Volta’s competitors exceed those provided by Volta or that they would not benefit from Volta’s business model, including the content delivery elements, Volta may lose access to high quality property owners necessary to drive and sustain its future growth and profitability. In addition, the loss of a partner with a multi-site portfolio of properties could have an outsized impact on Volta’s business if Volta is not able to enter into agreements with additional site hosts to

Volta Inc.
build out its charging network. Such competition or the loss of key partners could have an adverse effect on Volta’s business, financial condition and results of operations.

Volta derives a significant portion of its revenues from content sales on its charging stations, which fluctuate and are subject to market conditions outside of its control, and Volta may not be able to sell its content services in certain geographies until Volta has achieved scale in such geographies.

Volta derives a significant portion of its revenues from providing content space on its EV charging stations equipped with digital displays. For example, Volta’s Behavior and Commerce revenue, which is principally generated through the delivery of content across the charging network by site and content partners, accounted for 80% and 41% of Volta’s total revenue for the year ended December 31, 2021 and 2020, respectively, as compared to 16% and 54%, respectively, for its Network Development revenue. A decline in the economic prospects of media buyers, the economy in general or the economy of any individual geographic market or industry, particularly a market in which Volta conducts substantial business or an industry, such as the retail, automotive, consumer packaged goods or professional services industries, from which Volta derives a significant portion of its content revenues, could alter current or prospective buyers’ spending priorities. In addition, natural disasters, acts of terrorism, disease outbreaks (such as the ongoing COVID-19 pandemic), civil unrest, hostilities or wars (such as the conflict between Russia and Ukraine), regulatory enforcement or changes in law or enforcement practices, political uncertainty, trade policies (such as tariffs), shifts in market demographics, extraordinary weather events (such as hurricanes, earthquakes, blizzards and wildfires), technological changes and power outages could interrupt Volta’s ability to build, deploy, and/or display content on its charging stations, and/or lead to a reduction in economic certainty and content expenditures by Volta’s existing or prospective content partners. See also “— Volta faces risks related to natural disasters and health pandemics, which could have a material adverse effect on its business and results of operations. For example, impacts to Volta’s business as a result of the ongoing COVID-19 pandemic included slow-down of permitting and construction activities during shutdowns, shut-down of properties where Volta’s stations are located, drop off in content spend, shut-down of offices and a transition to remote work forces, impacting revenue potential and usage.” In addition, content partners may decide to reduce or postpone content spend due to factors outside their and Volta’s control. For example, disruptions to semiconductor supply chains may reduce automobile suppliers’ ability to introduce or manufacture vehicles, leading them to reduce or postpone content spend. Any reduction in media expenditures could adversely affect Volta’s business, financial condition or results of operations. Further, media expenditure patterns may be impacted by any of these factors. For example, buyers’ expenditures may be made with less advance notice and may become difficult to forecast from period to period.

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

In addition, Volta may face requests from its site partners to share in content revenue or to receive a portion of available content inventory at no charge or at a discount, particularly if Volta’s competitors engage in revenue sharing. Volta may be unable or unwilling to accommodate such requests and as a result may not be able to reach an agreement with such site partners for the installation of its stations, which would negatively impact Volta’s ability to achieve its installation goals, and its competitors may be chosen to supply EV charging services at such sites.

Volta Inc.
Content-based restrictions on outdoor media by regulators and site partners may further restrict the categories of content that Volta can display on its charging stations.

Restrictions on outdoor media of certain products, services or other content are or may be imposed by laws and regulations, as well as contracts with Volta’s site hosts that provide site hosts with approval rights over content or restrict certain content from being displayed at those sites. For example, tobacco products have been effectively banned from outdoor media in most U.S. jurisdictions and Germany and local governments in some cases limit outdoor media of alcohol. Further, certain municipalities and site hosts may limit issue-based outdoor media, place restrictions on media off-site or off-premises products or services or limit the display of content deemed competitive to existing site host tenants. Content-based restrictions could cause a reduction in Volta’s content revenues by limiting the content partners Volta is able to provide media services to and, more broadly, such restrictions or any expanded restrictions that could be adopted in the future could cause an increase in available space on the existing inventory of displays in the outdoor media industry, which could have an adverse effect on Volta’s business, financial condition and results of operations.

Volta relies on a limited number of suppliers and manufacturers for the manufacture and supply of Volta’s charging stations, some of which are also early stage companies. A loss of any of these partners or defects in or failure of the products with which they supply Volta could negatively affect Volta’s business.

Volta relies on a limited number of suppliers and manufacturers, and in some cases only a single supplier for some components, for the manufacture and supply of its charging stations. Peerless-AV, which assembles Volta’s charging stations, located in Aurora, Illinois, was Volta’s principal supplier for the years ended December 31, 2020 and 2021, accounting for 80% and 53% of Volta’s supply-related expenditures for such periods, respectively. Furthermore, for the year ended December 31, 2021, Tianjin BYD Auto Co., LTD, a tooling manufacturer, located in Tianjin, China, accounted for 10% of Volta's supply-related expenditures. For the years ended December 31, 2020 and 2021, no other supplier or manufacturer for the supply or manufacture of Volta’s charging stations accounted for greater than approximately 10% of Volta’s supply-related expenditures for the applicable period see also “Information About Volta — COVID-19 Impact.” This reliance on a limited number of suppliers and manufacturers, including those that are early stage companies that may face challenges in maintaining their existing operations, increases Volta’s risk of supply failure or interruption, since it may not have proven reliable alternative or replacement suppliers or manufacturers beyond these key parties. Moreover, volatile economic conditions may make it more likely that our suppliers and manufacturers may be unable to deliver supplies timely, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. In addition, international supply chains may be impacted by events outside of our control, including but not limited to the COVID-19 pandemic or the current conflict between Russia and Ukraine, and limit our ability to procure timely delivery of supplies or finished goods and services. In the event of interruption, it may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. In addition, if certain components are only available from a single supplier that experiences a supply interruption or ceases operations, compatible replacement components may not be available at reasonable prices or at all, requiring Volta to redesign its EV charging stations for compatibility with available replacement components. Thus, Volta’s business could be adversely affected if one or more of its suppliers or manufacturers is impacted by any interruption at a particular location or if any such suppliers or manufacturers that are early stage companies are not able to continue in operation. In addition, supply chain disruptions may also negatively affect its media revenue potential, through a delay in its ability to deploy stations or a reduction of content spend by content partners, such as automobile manufacturers, who may experience supply chain disruptions as well.

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

Volta Inc.
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

The use of suppliers and manufacturers outside of the United States creates additional operational and financial risks for Volta’s business.

Although certain of Volta’s suppliers and manufacturers are currently U.S.-based, Volta has multiple suppliers who have facilities located outside of the U.S. and may engage with additional manufacturers and suppliers outside of the U.S., including in China, for the manufacture and supply of Volta’s charging stations or related components. The use of suppliers and manufacturers outside of the U.S. entails a variety of risks, including currency exchange fluctuations, challenges in oversight of manufacturing activity and quality control, tariffs and other trade barriers, unexpected changes in U.S. or local legal or regulatory requirements relating to such manufacture and supply, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies in the event of any supply failure or interruption, political and economic instability, such as the current conflict between Russia and Ukraine, difficulties protecting intellectual property rights, difficulties in pursuing legal judgments in the event of disputes or failures to supply, risks of delivery delays and significant taxes or other burdens of complying with U.S. and local laws that may be applicable to such arrangements.

Further, there is a risk that the U.S. could require that charging equipment or its components be manufactured in the U.S. in order to access federal financial support or secure contracts with the federal government. Volta would have to source equipment from alternative vendors in the U.S. or work with vendors who have manufacturing capacity in the U.S. to participate in certain covered federal programs. In addition, new tariffs and policy incentives could be put in place by the U.S. that favor equipment manufactured by or assembled at American factories, which may increase the costs of continuing to source products or components from international manufacturers and suppliers. Any such changes in policy or regulation or the associated risks with engaging with such manufacturers or suppliers could have an adverse effect on Volta’s business, financial condition and results of operations.

Volta’s business is subject to risks associated with construction, cost overruns and delays, under insured or insolvent contractors, and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as Volta expands the scope of such services with other parties.

Volta is typically responsible for the installation of its charging stations at its partners’ sites. These installations are typically performed by electrical and civil contractors engaged and managed by Volta under the oversight of Volta’s construction project managers. The installation of charging stations at a particular site is generally subject to oversight and regulation in accordance with laws and ordinances relating to building codes, safety, environmental protection, insurance requirements and related matters, as well as various local and other governmental approvals and permits that may vary by jurisdiction. Working with contractors may also require Volta or its site hosts to comply with additional rules, working conditions and other requirements imposed by property owners or other third parties, which can add costs and complexity to an installation project. Working with contractors may also result in Volta’s direct or indirect dependence upon companies with unionized workforces, including suppliers, and any resulting additional costs, including from potential work stoppages or strikes, could have an adverse effect on Volta’s business, financial condition or results of operations. Furthermore, contractors engaged by Volta could be or become under insured or insolvent. In addition, building codes, accessibility requirements, utility interconnect specifications, differences between U.S. and international regulatory regimes or utility specifications, review, approval or study lead time or regulations may hinder EV charger installation and can end up taking additional time and costing more to meet the code requirements. Increased demand for the components necessary to install charging stations could also lead to higher installation costs. Further, for sites that require the installation of new electricity service by utilities to enable the placement of Volta’s DCFC or other chargers, the additional cost of installation or the length of time it could take the utility to install the new electricity service could further impact Volta’s ability to

Volta Inc.
complete the installation on schedule and at its anticipated cost and could adversely impact Volta’s business arrangements or relationships with its site hosts.

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

In addition, if Volta’s contractors are unable to provide timely, thorough and quality installation-related services and fall behind on their construction schedules, Volta’s site hosts and other business partners could become dissatisfied with Volta’s products and services. As the demand for public EV charging increases and qualification requirements for contractors become more stringent, Volta may also encounter shortages in the number of qualified contractors available to complete all of Volta’s desired installations. In addition, while Volta’s contracts typically do not permit its contractors to file liens against Volta’s site hosts’ properties, if Volta or its contractors fail to timely pay their contractors or subcontractors, they may file such liens notwithstanding such contractual terms and Volta would be required to remove them and its relationship with the site host could be adversely affected. For example, one of Volta’s contractor’s failed to timely pay such contractor’s subcontractors, resulting in liens being filed upon certain properties where Volta’s stations were installed.

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

Volta faces risks related to natural disasters and health pandemics, which could have a material adverse effect on its business and results of operations. For example, impacts to Volta’s business as a result of the ongoing COVID-19 pandemic included slow-down of permitting and construction activities during shut-downs, shut-down of some properties where Volta’s stations are located, drop off in content spend, shut-down of offices and a transition to remote work forces, impacting revenue potential and usage.

Volta faces risks related to natural disasters and health pandemics, including the COVID-19 pandemic and any related COVID-19 variants that may arise from time-to-time, which could have a material adverse effect on its business, financial condition and results of operations. The impact of COVID-19, including changes in driver and business behavior, pandemic fears and market downturns and restrictions on business and individual activities, has

Volta Inc.
created significant volatility in the global and domestic economies and led to period of reduced economic activity. The spread of COVID-19 has created charging equipment supply chain and shipping constraints, a slow-down in permitting and construction activities and has delayed the installation of new chargers. The COVID-19 pandemic has also resulted in periods of the shut-down of, or significantly reduced the use of, various properties and retail and commercial sites where Volta’s chargers are located, such as retail centers, movie theaters, stadiums, schools and universities, certain transit and fueling locations and office buildings and other locations, which has adversely affected the usage of Volta’s charging stations.

Further, the change in driver behavior resulting from the prolonged COVID-19 shut-downs has also impacted content spend, particularly for outdoor digital displays such as those on Volta’s charging stations, and has and may continue to result in decreased content revenue for Volta. Such changes in driver behavior and the continuing uncertainty as to when and to what extent normal economic and operating activities will resume may also adversely affect Volta’s ability to generate revenue, secure new site locations with existing business partners and secure new real estate and retail partners and site hosts with national and regional multi-site portfolios of commercial and retail properties as such prospective partners continue to evaluate the impact of the COVID-19 pandemic on their businesses and any resulting changes in their business models. In addition, COVID-19 has also disrupted the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers and has led to a decrease in vehicle sales, including EV sales, in markets around the world. Any sustained downturn in demand for EVs or continued impact on driver behavior, including a failure of drivers to return to pre-pandemic retail purchasing and transit behaviors or of employers to fully return to in-person workplace activities, could harm Volta’s business and negatively impact the growth of its charging network.

The pandemic has resulted in government authorities implementing numerous measures to try to contain COVID-19, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shut-downs. These measures adversely impacted Volta’s employees and operations and the operations of its site hosts, suppliers, vendors and business partners and negatively impacted demand for EV charging. In addition, the shut-down of government offices in the markets in which Volta operates resulted in a slow-down in permitting and construction activities and delayed the installation of new chargers, which may negatively impact Volta’s relationships with its site hosts and have an adverse effect on Volta’s ability to generate revenue from such charging stations. These measures by government authorities may be reinstated or remain in place and may continue to adversely affect Volta’s site development and charger installation plans, sales, marketing and content-delivery activities, business and results of operations.

Volta has modified its business practices in response to the COVID-19 pandemic and currently allows non-essential personnel to work from home. Volta may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, site hosts, contractors, suppliers, vendors and other business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by COVID-19 or otherwise be satisfactory to government authorities. The transition to hybrid working has also placed further strain on Volta’s ability to effectively manage and maintain its corporate culture and integration of its work force. Volta faces difficulties integrating new team members and may face difficulty retaining existing or new team members while certain employees continue to work from home, which may result in further challenges to Volta’s growth efforts and operations. In the event Volta determines it is advisable for operations to have employees return to work in an in-person environment, it may face additional challenges with regard to retention, recruiting, culture and integration of employees. If significant portions of Volta’s workforce are unable to work effectively, including due to illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic, or return to work mandates, its operations will be negatively impacted. Furthermore, if significant portions of drivers continue to work remotely or are not travelling via EV for sustained periods of time, user demand for charging and related services will decline and Volta may not be able to secure new partners to expand its charging network.

The extent to which the COVID-19 pandemic impacts Volta’s business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread and severity of the pandemic, the actions to contain COVID-19 or treat its impact or the impact of any COVID-19 variants, and when and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of site hosts, contractors, suppliers, vendors, permitting agencies, utilities and business partners to perform, including third-party suppliers’ ability to provide components and materials used in charging stations or in providing installation or maintenance services. If Volta is not able to obtain needed components and materials for the manufacture and installation of its charging stations, or if any of its key suppliers and manufacturers are not able to continue in operation as a result of the COVID-19 pandemic, Volta’s

Volta Inc.
business would be adversely affected. See also “- Volta relies on a limited number of suppliers and manufacturers for the manufacture and supply of Volta’s charging stations, some of which are also early stage companies. A loss of any of these partners or defects in or failure of the products with which they supply Volta could negatively affect Volta’s business.” Even after the COVID-19 pandemic subsides, Volta may continue to experience an adverse impact to its business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in customer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses, could each have a material adverse effect on the demand for Volta’s products and services.

Inflation and price volatility in the global economy could negatively impact our business and results of operations.
General inflation, including rising energy prices, interest rates and wages, currency volatility and monetary, fiscal and policy interventions by national or regional governments in reaction to such events could have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our services. General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. Additionally, inflation and price volatility may cause our partners or customers to reduce use of our services, which would harm our business operations and financial position.

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

Although Volta’s primary operations are currently in the United States, Volta’s strategy includes the continued expansion of its business into international markets, including countries in addition to Germany and France in the European Union (“EU”) and potential other markets in North America, and Volta may develop further contractual relationships with parts and manufacturing suppliers outside of the U.S. See also “- The use of suppliers and manufacturers outside of the United States creates additional operational and financial risks for Volta’s business.” As Volta expands its operations in Europe and if Volta elects to expand into any other international markets, managing this expansion will require additional resources and controls, the recruiting and hiring of critical personnel and development of local infrastructure, identification of key business partners and site hosts and competition with existing participants in the local EV charging markets, which may be well established at the time of Volta’s entry. Volta’s international expansion could also subject it to risks associated with international operations, including:

•conformity with applicable business customs, including translation into foreign languages and associated expenses;
•lack of availability of or restricted access to government incentives and subsidies;

Volta Inc.
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
•challenges in integrating ad managing an international team, including the establishment of and integration of information technology systems and financials controls;
•compliance with potentially conflicting and changing laws of taxing jurisdictions and compliance with applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws; and
•regional economic and political conditions.

In addition, expansion has and continued expansion is likely to involve the incurrence of significant upfront capital expenditures. As a result of these risks, any potential future international expansion efforts Volta may pursue may not be successful, and Volta may not be able to recover the benefit of any upfront costs or capital expenditures has incurred and it may incur in the future. If Volta continues to commit substantial resources to any such expansion efforts and such efforts are not successful, Volta’s business, financial condition and results of operations could be adversely affected. In addition, a failure to expand into additional international markets could limit Volta’s ability to grow its business and achieve and sustain profitability.

Further, international sales entail a variety of risks, including currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which Volta sells its products and services, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws. In particular, in February 2022, armed conflict escalated between Russia and Ukraine. The EU and other governments in

Volta Inc.
jurisdictions in which we plan to operate in have imposed severe sanctions and export controls against Russia and Russian interests, and have threatened additional sanctions and controls. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, greater regional instability, geopolitical shifts and other adverse effects on macroeconomic conditions, currency exchange rates, supply chains and financial markets.

Volta’s management has limited experience in operating a public company.

Many Volta executive officers have limited experience in the management of a publicly traded company. The management team may not successfully or effectively manage the transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the company’s operations. Volta may not have adequate personnel with the appropriate level of knowledge, experience and training in accounting policies, compliance practices or internal controls required of public companies. The development and implementation of the standards and controls and the hiring of experienced personnel necessary to achieve the level of accounting standards required of a public company may require expenditures greater than expected, and a delay could impact Volta’s ability or prevent it from accurately and timely reporting its operating results (for example, the restatement of the financial statements for the period ended September 30, 2021 in March 2022), timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Volta has and will continue to need to expand its employee base and hire additional employees to support its operations as a public company, which will increase its operating costs in future periods. See also “— Failure to build Volta’s finance infrastructure and improve its accounting systems and controls could impair Volta’s ability to comply with the financial reporting and internal controls requirements for publicly traded companies.”

The requirements of being a public company may strain Volta’s resources, divert management’s attention and affect its ability to attract and retain qualified board members and officers.

Volta is subject to the reporting requirements of the Exchange Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased its legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on Volta’s systems and resources. The Exchange Act requires, among other things, that Volta file annual, quarterly and current reports with respect to its business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve Volta’s disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. Similar resources and management oversight are required to monitor regulatory developments at the SEC that may impose new disclosure requirements. As a result, management’s attention may be diverted from other business concerns, which could harm Volta’s business and results of operations. Although Volta has already hired additional employees in preparation for these heightened requirements, it may need to hire more employees or engage additional consultants to assist in public company compliance matters, which would increase its costs and expenses.

Volta has identified material weaknesses in its internal controls over financial reporting. If Volta is unable to remediate these material weaknesses, or if Volta identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of Volta’s consolidated financial statements or cause Volta to fail to meet its periodic reporting obligations.

As Volta qualifies as an Emerging Growth Company, the exclusion of management’s attestation on internal control over financial reporting is permitted (see Item 9A Controls and Procedures).

In connection with the preparation and audit of Volta’s consolidated financial statements for the years ended December 31, 2021 and 2020, material weaknesses were identified in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such

Volta Inc.
that there is a reasonable possibility that a material misstatement of Volta’s annual or interim financial statements will not be prevented or detected on a timely basis. The following deficiencies in internal control over financial reporting were identified as material weaknesses:

• Volta did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to appropriately analyze, record and disclose complex technical accounting matters, including equity transactions and asset retirement obligations, commensurate with its accounting and reporting requirements,
• Volta did not maintain a sufficient complement of personnel to ensure appropriate segregation of duties to ensure that all journal entries and reconciliations were reviewed by an individual other than the preparer. Additionally, the Chief Financial Officer had inappropriate access rights in the general ledger system,
• Volta did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to appropriately prevent, detect or correct material misstatements which resulted in a high volume of correcting journal entries recorded subsequent to year-end; and
•    Volta did not design and maintain effective controls over certain information technology general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, Volta did not design and maintain program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately during migration.

The material weaknesses could result in a misstatement of substantially all of Volta's accounts or disclosures and did result in a material misstatement to the interim consolidated financial statements causing Volta to file an amended Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2021 and could result in additional material misstatements to the interim or annual consolidated financial statements that have not been prevented or detected. We have concluded that these material weaknesses arose because, as a recently private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

Volta Inc.

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

Volta is headquartered in the San Francisco Bay Area and its headquarters, a majority of its team and a large number of its EV chargers are located in active earthquake and fire zones. The occurrence of a natural disaster such as an earthquake, tornado, hurricane, blizzard or ice storm, drought, flood, fire, localized extended outages of critical utilities (such as California’s public safety power shut-offs) or transportation systems, or any critical resource shortages could cause a significant interruption in its business, damage or destroy its facilities or inventory, and cause it to incur significant costs, any of which could harm its business, financial condition and results of operations. The insurance Volta maintains may not be adequate to cover losses in any particular case. In addition, rolling public safety power shut offs can affect user acceptance of EVs, as EV charging may be unavailable at the desired times, or at all, during these events. If these events persist, the demand for EVs could decline, which would result in reduced demand for EV charging solutions and could adversely affect Volta’s business, financial condition and results of operations.

Volta’s estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertain and rapidly changing projections of the severity, magnitude and duration of the COVID-19 pandemic, as well as changing projections as to EV adoption rates. The estimates and forecasts included in this Annual report relating to the size and expected growth of the target market, market demand, EV adoption across individual market verticals and use cases, content demand, ability of charging infrastructure to address charging demand and related pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity for EV charging throughput or Volta market share capture are difficult to predict. The estimated addressable markets may not materialize in the time frame of the projections included herein, if ever, and even if the markets meet the size estimates and growth estimates presented in this Annual report, Volta’s business could fail to grow at similar rates. Alternatively, estimated addressable markets may exceed Volta's forecasts and Volta may be unable to meet demand and face competition from companies with greater access to capital and other resources.

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

Volta Inc.
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

The operation and development of Volta’s charging network is dependent upon the availability of electricity at its charging sites at a reasonable cost, which is beyond its control, and upon the installation of new electricity service at host sites by utilities. The development of Volta’s charging network is also dependent on electrical grid capacity. If electrical grid capacity for new projects is unavailable or delayed, it could delay or constrain the growth of Volta’s charging network. Volta’s charging sites, including those using existing site electricity and those for which new electricity service is being installed, are affected by problems accessing electricity sources, such as planned or unplanned power outages. In recent years, shortages of electricity have resulted in increased costs to users and interruptions in service. For example, California has experienced rolling blackouts due to excessive demands on the electrical grid or as precautionary measures against the risk of wildfire, Texas recently experienced widespread outages, rolling blackouts and electricity price spikes arising from cold weather conditions and other markets in which Volta operates can experience significant power outages from time to time. Climate change may increase the frequency of such weather-related energy security issues. In the event of a power outage or shortage, Volta will typically be dependent on the utility company and/or the site host to restore power or provide power at a reasonable cost. In addition, if Volta’s EV charging stations are not able to deliver charging to drivers due to problems with availability of electricity, equipment failure or otherwise, drivers will not be able to charge their EVs at Volta’s EV charging stations and Volta may be unable to meet its contractual commitments, including to its content partners (for example, if charging station displays are not operational). Any power outage, particularly any prolonged power outage, could result in drivers losing confidence in EV charging, dissatisfaction among Volta’s site hosts and content partners and adversely affect Volta’s business, financial condition and results of operations.

In addition, changes in utility electricity pricing, new and restrictive constructs from regulations or additional taxation applicable to electricity pricing, or changes to, or to the interpretation of, existing governmental laws relating to electricity pricing or availability, may adversely impact future operating results. For example, Volta currently provides free EV charging to drivers as part of its business model. If the free charging offered by Volta were to become subject to taxation due to the implementation of new laws or regulations or changes in interpretation of existing laws or regulations, Volta’s revenues would be adversely affected. As Volta further deploys its paid charging features and services, pricing restrictions may also limit its ability to implement its desired pricing schemes or may intensify competitive pressures on the electricity pricing Volta can offer. Alternatively, if Volta’s EV charging stations, and in particular its DCFCs, experience high utilization, Volta may become subject to “demand charges” on the electricity it provides to drivers under existing commercial utility rate structures, and the demand charges may be substantial.

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

While Volta to date has not made many material acquisitions, should it pursue acquisitions in the future, it would be subject to risks associated with acquisitions.

Volta Inc.

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

Changes in consumer behavior, such as a continuation or acceleration of the transition from place-based to online commerce, could adversely affect Volta’s business, financial condition and results of operations.

Though Volta partners with a wide array of site partners in industries and locations to install its stations, many of Volta’s site partners are retail centers and grocery stores. If place-based commerce continues to move online or is outsourced, including through online shopping, video streaming sites, and app-based delivery services, it could result in decreased foot traffic at, reduced operating hours at, or closure of such sites and a corresponding decline in demand for paid content space on Volta charging digital displays, which could adversely affect Volta’s business, financial condition and results of operations.

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

Volta Inc.
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

In addition, the EV fueling model is different from gasoline and other fuel models, requiring behavior changes and education of businesses, drivers, regulatory bodies, local utilities and other stakeholders. Further developments in, and improvements in affordability of, alternative technologies, such as renewable diesel, biodiesel, ethanol, hydrogen fuel cells or compressed or renewable natural gas, proliferation of hybrid powertrains involving such alternative fuels or improvements in the fuel economy of ICE vehicles, whether as the result of regulation or otherwise, may materially and adversely affect demand for EVs and EV charging stations in some market verticals. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. Local jurisdictions may also impose restrictions on urban driving due to congestion, which may prioritize and accelerate micromobility trends and slow EV adoption growth.

If the market for EVs develops more slowly than expected, or if demand for EVs decreases or if any of the above cause or contribute to automakers reducing the availability of EV models or cause or contribute to drivers or businesses no longer purchasing EVs or purchasing fewer of them, Volta’s growth could be reduced and its business, prospects, financial condition and results of operations could be adversely affected. Alternatively, if the market develops faster than expects, Volta may be unable to meet increased demands for charging infrastructure and fall behind better funded competitors with access to greater resources, including a larger work force, which could result in an adverse effect on Volta's growth, business, prospects, financial condition and results of operations. The market for EVs could be affected by numerous factors, such as:

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
•availability of service for EVs;
•availability of rare earth minerals for EV batteries and related infrastructure;
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

Volta Inc.
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

While many global OEMs and several new market entrants have announced plans for new EV models, the lineup of EV models expected to come to market over the next several years may not materialize in that timeframe or may fail to attract sufficient customer demand. Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect Volta’s business, financial condition and results of operations.

The batteries used in EVs are manufactured from raw materials, including rare earth minerals such as lithium and nickel, that may be subject to price fluctuations, shortages or interruptions of supply due to currency fluctuations, trade barriers, tariffs or other general economic or political conditions, the occurrence of any of which may adversely affect the demand for EVs and as a result the demand for Volta’s charging stations.

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

The U.S. federal government, some state and local governments and international governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective costs associated with EVs and EV charging stations. However, these incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as a matter of regulatory or legislative policy. Any reduction in rebates, tax credits or other financial incentives could negatively affect the EV market and adversely impact demand for EVs and EV charging stations, which could adversely affect Volta’s business, financial condition, results of operations and expansion potential.

Volta Inc.
In particular, in connection with the production, delivery, placement into service and ongoing operation of its charging stations, Volta earns and expects to continue to earn various tradable regulatory credits, in particular California’s LCFS credits, as well as carbon credits under comparable LCFS programs in other states. Volta earns revenue from the sale of these credits, and expects to continue to sell future credits, to entities that generate deficits under the LCFS programs and are obligated to purchase the credits and use them to offset their deficits or emissions, primarily petroleum refiners and marketers, and other entities that can use the credits to comply with the program requirements. However, there is no guarantee that such credits will continue to be available for sale, including at prices forecasted by Volta, or that regulatory restrictions would not be imposed on the proceeds from the sale of such credits in the future. For example, LCFS credit pricing may fluctuate and may come under pressure if clean fuels, possibly including EVs, achieve a higher-than-expected market penetration. Further, Volta may not be able to market all LCFS credits, may have to sell LCFS credits at below projected prices or may not be able to sell LCFS credits at all. Additionally, the price at which the regulatory credits can be sold may not be known at the time the activities that generate the credits are undertaken. As a result, Volta bears the risk of any change in pricing of the credits between the time that the activities that generate the credits are undertaken and the time the credits are monetized, which Volta may not be able to mitigate through hedging transactions. LCFS program rules may also be revised in the future in ways that disadvantage certain types of clean fuels, including charging electricity used in EVs, or may not be extended further. In addition, Volta relies on various internally-developed and third-party software reporting tools to calculate the regulatory credits earned from Volta’s charging network. Any failure by Volta to accurately calculate such credits, either due to a failure by Volta or any third-party software that it uses, could adversely affect Volta’s ability to sell, and the revenue it derives from the sale of, these credits and adversely affect Volta’s business and financial condition.

Additionally, tax credits available under Section 30C of the Code for the installation of certain EV charging equipment expired at the end of 2021. Congress is considering extending the availability of those tax credits as well as the applicability of those tax credits. Should Congress fail to do so, or provide for a narrow application of those credits, Volta may not be able to realize anticipated benefits from those credits. Any failure of Congress to extend the availability or applicability of those credits and any limitations imposed on Volta’s ability to derive any revenue or other income from those tax credits could adversely affect Volta’s business and financial condition.

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

As EV technologies change, Volta may need to upgrade or adapt its charging station technology and introduce new products and services in order to serve vehicles that have the latest technology, in particular battery technology, which could involve substantial costs. In addition, changes in regulatory requirements, such as California’s Electric Vehicle Charging Stations Open Access Act, which regulates credit card payment functionality on EV charging

Volta Inc.
stations, could require Volta to develop and adopt technologies for its charging stations that Volta would otherwise not adopt, in order to ensure it remains in compliance with applicable law. Even if Volta is able to keep pace with changes in technology and develop new products and services, its research and development expenses could increase, its financial condition and results of operations could be adversely affected and its prior products could become obsolete more quickly than expected.

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

Volta Inc.
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

Volta Inc.
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

Computer malware, viruses, physical or electronic break-ins and similar disruptions in Volta’s EV charging stations, ad servers or internal systems could lead to interruption and delays in Volta’s services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking, phishing attacks or denial of service, against online networks have become more prevalent and may occur on Volta’s systems. Volta’s media-enabled EV charging stations also contain digital displays and some contain cameras that may be susceptible to security breaches, cyber-attacks and hacking. In addition, as Volta continues to implement payment card processing capabilities in its mobile application and charging stations, it may collect additional sensitive data that could be subject to data breach or targeting by bad actors. Any attempts by cyber attackers to disrupt Volta’s services or systems or to access and disrupt the operation of its EV charging stations, including by broadcasting content that may be deemed offensive or inappropriate or accessing and collecting charging station camera footage, if successful, could harm its business, introduce liability to data subjects, result in lawsuits or claims against Volta, result in the misappropriation of funds, be expensive to remedy, damage its reputation or brand and adversely affect its relationships with its site hosts, content partners, the payment card industry and drivers that use Volta’s charging stations. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. Even with the security measures implemented by Volta that are designed to detect and protect against cyber-attacks, and any additional measures Volta may implement or adopt in the future, Volta’s facilities and systems, and those of Volta’s EV charging stations and third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism or other events. Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and Volta may not be able to cause the implementation or enforcement of such prevention with respect to its third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure, including on Volta’s charging stations, may, in addition to other losses, harm Volta’s reputation, brand and ability to attract customers. Our facilities may also be vulnerable to security incidents or security attacks, acts of violence, vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems, and our and our customer’s or employee’s, data.

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

There are several factors ranging from human error to data corruption that could materially impact the efficacy of any processes and procedures designed to enable Volta to recover from a disaster or catastrophe, including by lengthening the time services are partially or fully unavailable. For example, Volta relies on a centralized ad server for purposes of delivering its content across its EV charging network. A disruption of Volta’s ad server due to cyber-

Volta Inc.
attack, human error, natural catastrophe or otherwise could result in Volta being unable to meet its obligations to its content partners, resulting in significant loss of revenue and reputational harm with Volta’s business partners. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular cyber-attack, disaster or catastrophe or other disruption, especially during peak periods, which could cause additional reputational damages, or loss of revenues, any of which could adversely affect Volta’s business, financial condition and results of operations.

Unauthorized disclosure of personal or sensitive data or confidential information, whether through a breach of Volta’s computer systems or otherwise, could severely hurt its business.

Some aspects of Volta’s business involve or are expected in the future to involve the collection, receipt, use, storage, processing and transmission of personal information (of drivers that use its mobile applications, including names, addresses, e-mail addresses and, as Volta enhances its mobile application platform to include payment processing capability, payment and financial information through its payment processors), temporary footage from cameras in certain charging stations, driver preferences and confidential information and personal data about Volta’s customers and employees, its suppliers and Volta, some of which is entrusted to third-party service providers and vendors. For example, Volta currently collects and uses anonymized utilization data relating to its charging stations when drivers use charging stations, including charging session time, duration and kWh delivered, to facilitate its network planning and internal forecasting efforts. In addition, drivers may voluntarily elect to provide personal data, including e-mail address and vehicle make and model, through Volta’s mobile application. Volta also obtains anonymized visitation and mobile location data from third parties to further enable its charging network planning and development by better understanding foot and vehicle traffic in and around site partner locations and points of interest. As Volta continues to develop its mobile application, Volta intends to request that users opt in to provide additional information such as phone numbers and zip codes to facilitate better customer service. Volta increasingly relies on commercially available systems, software, tools (including encryption technology) and monitoring to provide security and oversight for processing, transmission, storage and protection of confidential information and personal data.

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

Electronic security attacks designed to gain access to personal, sensitive or confidential information data by breaching mission critical systems of large organizations are constantly evolving, and high-profile electronic security breaches leading to unauthorized disclosure of confidential information or personal data have occurred recently at a number of major U.S. companies. Attempts by computer hackers or other unauthorized third parties to penetrate or otherwise gain access to Volta’s computer systems or the systems of third parties with which Volta does business, or to the digital displays, camera feeds or other functions of Volta’s EV charging stations through cyber-attacks, hacking, fraud or other means of deceit, if successful, may result in the misappropriation of personal information, data, confidential business information and, following Volta’s implementation of payment processing functionality, payment information. Hardware, software or applications Volta utilizes may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, Volta’s employees, contractors or third parties with which Volta does business or to which Volta outsources business operations may attempt to circumvent its security measures in order to misappropriate such information and data, and may purposefully or inadvertently cause a breach or other compromise involving such information and data. Despite advances in security hardware, software and encryption technologies, the methods and tools used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. Volta is implementing and updating its processes and procedures to protect against unauthorized access to, or use of, secured data and to prevent data loss. However, the ever-evolving threats mean Volta and its third-party service providers and vendors must continually evaluate and

Volta Inc.
adapt their respective systems, procedures, controls and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches, misappropriation of confidential information, or misuses of personal data. Moreover, because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, Volta and its suppliers or vendors may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.

Despite Volta’s precautions, an electronic security breach in Volta’s systems (or in the systems of third parties with which Volta does business) that results in the unauthorized release of personally identifiable information regarding business partners, users, employees or other individuals or other sensitive data could nonetheless occur and lead to serious disruption of Volta’s operations, financial losses from remedial actions, loss of business or potential liability, including possible punitive damages and significant harm to Volta’s reputation with its business partners and drivers that use its charging stations. As a result, Volta could be subject to demands, claims and litigation by private parties, and investigations, related actions and penalties by regulatory authorities. In addition, Volta could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of federal, state and local and applicable international laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information.

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

Volta Inc.
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

Volta’s success depends, at least in part, on Volta’s ability to protect its core technology and intellectual property. To accomplish this, Volta relies on, and plans to continue relying on, a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to retain ownership of, and protect, its technology, though Volta is currently in the early stages of securing its portfolio of core technology and intellectual property. In addition, as Volta considers continued international expansion, including to additional countries in the EU, Volta has encountered conflicts with existing EU market participants that have similar branding or have secured rights to copyrights or trademarks that Volta holds in the U.S., which may limit its ability to strengthen its brand in the EU and generally. Failure to adequately protect its technology and intellectual property could result in competitors offering similar products, potentially resulting in the loss of some of Volta’s competitive advantage and a decrease in revenue which would adversely affect its business, prospects, financial condition and results of operations.

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

Volta Inc.

The current lack of industry standards may lead to uncertainty, additional competition and further unexpected costs.

The EV industry is new and evolving, as are the standards governing EV charging which have not had the benefit of time-tested use cases. These immature industry standards could result in future incompatibilities and issues that could require significant resources and/or time to remedy. Currently, many EVs do not use standardized charging inputs, including for DCFC, such that the charging ports available on EV charging stations may not serve all makes and models of EVs. Utilities and other large market participants also mandate their own adoption of specifications that have not become widely adopted in the industry, may hinder innovation or slow new product or new feature introduction. If Volta’s EV charging stations are not able to serve all models of EVs, or the EV industry develops new charging standards that are incompatible with Volta’s current charging stations, Volta may be required to redesign and redeploy charging stations compatible with the new industry standards, which may require significant capital expenditures and could adversely affect Volta’s business, financial condition and results of operations.

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

Further, should regulatory bodies later impose a standard that is not compatible with Volta’s infrastructure or products, it may incur significant costs to adapt its business model to the new regulatory standard. For example, Volta could be required to make additional expenditures to develop multiple types of charging stations in order to remain eligible for regulatory credits and incentives, such as LCFS and lose access to such credits and incentives. Such credits and incentives could also be eliminated. Any changes in Volta’s business model or products driven by changing regulatory requirements may require significant time and expense to address and, as a result, may have an adverse effect on its business, financial condition or results of operations.

Interruptions, delays in service or inability to increase capacity, including internationally, with Volta’s cloud service providers could impair the use or functionality of Volta’s EV charging stations and other services, harm its business and subject it to liability.

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

Volta Inc.

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

Volta intends to continue to incur costs and devote significant resources to the research and development of machine learning-driven predictive software tools, such as its PredictEV™ tool, which could significantly reduce its profitability and may never be commercialized or result in significant revenue to Volta.

Volta uses its propriety machine learning-driven network planning tool to facilitate planning of its future expansion efforts and sites, strategic partner and user targeting and currently derives revenue from the licensing of its PredictEV™ software tool to utility companies, channel partners and other third parties. Volta intends to continue to devote significant resources to the research and development of additional machine learning-driven predictive software tools that are complementary to its business model and to seek opportunities to commercialize such tools through licensing, subscription or other arrangements to generate revenue. Volta may incur substantial research and development costs as part of its efforts to design, develop and introduce such new predictive software tools, which could significantly reduce its profitability. In addition, Volta’s efforts may not produce successful results and, if completed, its predictive tools may not achieve market acceptance, create significant additional revenue or become profitable and may not provide benefits for Volta’s business efforts. Further, Volta may elect to discontinue such efforts at any time and may not receive any return on its investment in such efforts and the costs it incurs in connection with such research and development activities and the development of such predictive software.

Customer-Related Risks

The continuing shift in Volta’s business model from free EV charging to include pay-for-use charging and the requirement of mobile check-ins may impact Volta’s ability to retain driver interest in its charging stations and adversely affect content partner and site host demand.

Volta currently offers sponsored charging on most of its EV charging stations, which results in free electricity for drivers. As Volta’s EV charging network and business model continue to expand and evolve, Volta intends to introduce paid charging services on more of its charging stations in the future, as well as idle fees for EVs that remain connected to a charging station beyond a specified period of time after charging is complete. When Volta switches from providing sponsored EV charging to including a pay-for-use charging model, it may lose market share with drivers who have become accustomed to Volta’s free-to-driver sponsored charging and do not wish to use paid charging services, or prefer the paid charging services of Volta’s competitors. In addition, Volta does not currently require drivers to check in on its mobile application in order to use its EV charging stations but intends to require this in the near future. This requirement may cost Volta market share with drivers who have become accustomed to charging without checking in. The anticipated transition to including a paid charging model, as well as the implementation of mobile check-in features, if they prove to be unpopular with drivers, may also result in reduced demand for Volta’s charging stations from its site partners, if site hosts believe the shift will lead to decreased utilization of Volta charging stations by drivers and lower driver engagement at their sites. Further, if Volta is not able to successfully integrate its anticipated payment processing or check-in features into its mobile application platform, either at all or without errors or defects, or such features do not operate reliably or in a manner that is convenient and easy to use, drivers may consider Volta’s charging services to be unreliable or undesirable and may elect to use competitors’ chargers. See also “— Risks Related to Volta’s Technology, Intellectual Property and Infrastructure — Computer malware, viruses, ransomware, hacking, phishing attacks and other network disruptions could result in security and privacy breaches, loss of proprietary information and interruption in service, which would harm Volta’s business.”

The transition to including a pay-for-use charging model also subjects Volta to additional regulatory and payment card industry requirements associated with its payment model, which requires it to implement additional changes to

Volta Inc.
its EV charging stations and may impact the price at which it is able to provide EV charging to drivers, further impacting demand for charging on Volta’s charging stations. Any decrease in driver demand for Volta’s EV charging stations may impact demand for its charging stations among site hosts, and Volta’s inability to expand its charging station footprint in existing and new markets may have an adverse impact on its ability to generate and grow content revenue from its charging network. If Volta is not able to appropriately market its new charging station payment and check-in features and to continue to retain and enhance its brand and reputation among business partners and drivers, its brand and reputation could be harmed and its business, financial condition and results of operations could be adversely affected.

If Volta fails to offer high-quality support to site partners and drivers, its business and reputation could suffer.

Once Volta charging stations have been installed, site hosts and drivers rely on Volta to provide support services to resolve any issues that might arise in the future. Rapid and high-quality customer and equipment support is important so host sites can provide charging services and drivers can receive reliable charging for their EVs. The importance of high-quality customer and equipment support will increase as Volta seeks to expand its business and pursue new business partners and geographies and to enhance the functionality of its EV charging stations and mobile application, including its addition of paid charging and payment processing features. If Volta does not quickly resolve issues and provide effective support and adequately expand its construction project manager team, its ability to retain business partners and driver demand for its charging stations could suffer and its brand and reputation could be harmed.

Volta may be unable to collect and leverage customer data in all geographic locations, and this limitation may impact research and development, content sales, partnership relations and operations.

Volta relies on data collected through its EV charging stations and/or its mobile application. Volta uses this data in connection with the research, development and analysis of its technologies, creating and delivering value-add customer services, including the predictive software offering it licenses to certain utilities, and in assessing future charger locations as well as charging site capacities and utilization. Volta’s inability to obtain necessary rights to use this data or freely transfer this data could result in delays or otherwise negatively impact Volta’s research and development and expansion efforts and limit Volta’s ability to derive revenues from its content or other value-add customer services. For instance, user privacy regulations may limit Volta’s ability to make intelligent, data driven business decisions, conduct microtargeting marketing strategies for charger station placement and content revenue generation or provide other microtargeting based offerings to Volta’s content partners, site hosts and other business partners.

Volta’s success in the licensing of its PredictEV™ tool as a SaaS offering will depend on its ability to attract new licensing customers and retain existing licensing customers. If Volta’s licensing customers do not renew their subscriptions or if Volta fails to attract new licensing customers, Volta’s business, financial condition and results of operations may be adversely affected.

In addition to its EV charging offerings, Volta licenses its proprietary PredictEV™ planning software to utility companies, channel partners and other third parties through a software as a service offering. In order for Volta to continue to generate revenue from the licensing of its PredictEV™ tool, it is important that its existing customers renew their subscriptions when the contract term expires, that Volta continue to develop additional subscription services to offer to customers and that Volta attract additional partners that are interested in licensing the PredictEV™ tool. Customers may decide not to renew their subscriptions with a similar contract period or at the same prices or terms. Customer retention may decline or fluctuate, and Volta may be unsuccessful in attracting new licensing customers, as a result of a number of factors, including satisfaction with software and features, functionality and accuracy, as well as features and pricing of competing predictive software products or reductions in spending levels among current or prospective customers. If licensing customers do not renew their subscriptions or if they renew on less favorable terms, or if Volta is unable to attract new customers for the licensing of its PredictEV™ tool, Volta’s business, financial condition and results of operations may be adversely affected.

Financial and Accounting-Related Risks

Volta Inc.

Failure to build Volta’s finance infrastructure and improve its accounting systems and controls could impair Volta’s ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, Volta operates in an increasingly demanding regulatory environment, which requires it to comply with the Sarbanes-Oxley Act, the regulations of the NYSE, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for Volta to produce reliable financial reports and are important to help prevent and detect financial fraud. Commencing with its fiscal year ending December 31, 2021, Volta must perform system and process evaluation and testing of its internal controls over financial reporting to allow management to report on the effectiveness of its internal controls over financial reporting in its Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of Volta as a privately held company. As a private company prior to the closing of the Reverse Recapitalization, Volta was never required to test its internal controls within a specified period and, as a result, it may experience difficulty in meeting these reporting requirements in a timely manner. Further, as an emerging growth company, Volta’s independent registered public accounting firm is not required to formally attest to the effectiveness of its internal controls over financial reporting pursuant to Section 404 until the date Volta is no longer an emerging growth company and is an accelerated filer. At such time, Volta’s independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of Volta are documented, designed or operating.

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

•the timing and volume of new media sales and the acquisition of new charging locations;
•fluctuations in service costs, particularly due to unexpected costs of servicing and maintaining charging stations;
•the timing of new product introductions, which can initially have lower gross margins;
•weaker than anticipated demand for charging stations, whether due to changes in government incentives and policies or due to other conditions;

Volta Inc.
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
•disruptions in sales, production, service or other business activities or Volta’s inability to attract and retain qualified personnel; and
•unanticipated changes in governmental incentive programs, which can affect demand for EVs.

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

U.S. federal, state and local and applicable international laws have a significant impact on the outdoor media industry and may have an impact on Volta’s content activities. Construction, repair, maintenance, lighting, upgrading, height, size, spacing, the location and permitting of outdoor digital displays and the use of new technologies for changeable displays, such as digital displays, may be regulated by governments, and, from time to time, governments have prohibited or significantly limited the construction of new outdoor media displays or structures. Since digital displays have been developed and introduced relatively recently into the market on a large scale, existing regulations that currently do not apply to them by their terms could be revised or new regulations could be enacted to impose greater restrictions on digital displays due to alleged concerns over aesthetics or driver safety, which could make it more difficult for Volta to expand its content-driven EV charging stations to new locations and markets or could require Volta to remove display-enabled stations from existing installed locations. In addition, Volta’s failure to comply with these or any future regulations that become applicable to its digital displays could have an adverse impact on the effectiveness of its displays or their attractiveness to Volta’s business partners as a media medium. As a result, Volta’s business, financial condition and results of operations could be adversely affected.

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

Volta Inc.

Privacy concerns and laws, or other applicable regulations, may adversely affect Volta’s business.

International, national and local governments and agencies in the jurisdictions in which Volta operates or may operate in the future and in which Volta’s commercial partners operate have adopted, are considering adopting or may adopt laws and regulations regarding the collection, use, storage, processing and disclosure of information regarding users and other individuals, which could impact Volta’s ability to offer services in certain jurisdictions, including additional jurisdictions in which it may wish to expand its operations. Laws and regulations relating to the collection, use, disclosure, security and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction. The costs of compliance with, and other burdens imposed by, laws, regulations, standards and other obligations relating to privacy, data protection and information security are significant. In addition, some companies, particularly larger enterprises, often will not contract with vendors that do not meet these rigorous standards. Accordingly, the failure, or perceived inability, to comply with these laws, regulations, standards and other obligations may limit the use and adoption of Volta’s charging stations and other offerings, reduce overall demand, lead to regulatory investigations, litigation and significant fines, penalties or liabilities for actual or alleged noncompliance, or slow the pace at which Volta closes sales transactions, any of which could harm Volta’s business, financial condition or results of operations. Moreover, if Volta or any of its employees or contractors fail or are believed to fail to adhere to appropriate practices regarding commercial partners’ or users’ data, it may damage its reputation and brand.

Additionally, existing laws, regulations, standards and other obligations may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure and transfer for Volta and its commercial partners. For example, California adopted the California Consumer Privacy Protection Act (the “CCPA”) and the California State Attorney General has begun enforcement actions against various parties alleged to have failed to comply with the CCPA. Additionally, the E.U. adopted the GDPR in 2016, and it became effective in May 2018. The GDPR establishes requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. The EU and the United States agreed in 2016 to the EU-US Privacy Shield Framework, which provided one mechanism for lawful cross-border transfers of personal data between the EU and the United States. However, the Court of Justice of the EU issued a decision on July 16, 2020 invalidating the EU-US Privacy Shield Framework, thereby creating additional legal risk for Volta. In addition, the other bases on which Volta and its partners may rely for the transfer of personal data across national borders, such as the Standard Contractual Clauses promulgated by the EU Commission Decision 2010/87/EU, commonly referred to as the Model Clauses, continue to be subjected to regulatory and judicial scrutiny.

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

Volta Inc.
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

Volta and its operations, as well as those of Volta’s contractors and suppliers, are and will be subject to certain environmental laws and regulations, including laws relating to the use, handling, storage, transportation and disposal of hazardous substances and wastes, as well as electronic wastes and hardware, whether hazardous or not. Volta or others in Volta’s supply chain may be required to obtain permits and comply with procedures that impose various restrictions and obligations that could have adverse effects on Volta’s operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for Volta’s operations or on a timeline that meets Volta’s commercial obligations, it may adversely impact Volta’s business.

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

Volta currently relies on third parties to ensure compliance with certain environmental laws, including those related to the disposal of hazardous and non-hazardous wastes, to include end-of-life disposal or recycling. Any failure to properly handle or dispose of such wastes, regardless of whether such failure is Volta’s or its contractors, may result in liability under environmental laws, including, but not limited to, the CERCLA, under which liability may be imposed, without regard to fault or degree of contribution, for the investigation and clean-up of contaminated sites as well as impacts to human health and damages to natural resources. The costs of liability with respect to contamination could have a material adverse effect on Volta’s business, financial condition or results of operations. Additionally, Volta may not be able to secure contracts with third parties and contractors to continue their key supply chain and disposal services for its business, which may result in increased costs for compliance with environmental laws and regulations.

Separately, Volta and its operations are subject to an increasing number of laws and regulations regarding Environmental, Social and Governance (“ESG”) matters. For example, in the U.S., the FTC has published guidance, the FTC “Green Guides,” regarding the marketing of products or services as using renewable energy or resulting in carbon offsets. Volta may also be subject to various supply chain requirements regarding, among other things, conflict minerals and labor practices. Volta may be required to incur substantial costs to comply with these requirements, and the failure to comply may result in substantial fines or other penalties that may adversely impact Volta’s business, financial condition or results of operations.

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

Volta Inc.

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

Volta may face litigation and other risks as a result of the material weaknesses in its internal control over financial reporting and the restatement of its financial statements.

Volta identified an error in its previously filed Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 and determined that it was appropriate to restate Volta’s previously filed third quarter financial statements, resulting in a period of non-reliance. The Company's management and the Audit Committee of the Company's Board of Directors determined that the error was attributable to the previously identified material weaknesses in the Company's internal control over financial reporting due to the lack of formal accounting policies, procedures and controls over significant accounts and disclosures to appropriately analyze, record and disclose complex technical accounting matters, including equity transactions, commensurate with its accounting and reporting requirements, and due to the lack of effective controls over certain information technology general controls for information systems that are relevant to the preparation of its condensed consolidated financial statements, specifically program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately during migration.

As a result of such material weaknesses, such restatement, and other matters raised or that may in the future be raised by the SEC, Volta faces potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in its internal control over financial reporting and the preparation of its financial statements. For example, on March 30, 2022, a putative class action complaint was filed against the Company and two of the Company’s officers (collectively, the “Defendants”) in the United States District Court for the Northern District of California. The lawsuit alleges that Defendants violated the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding the Company’s business, operations and prospects. Plaintiffs seek to represent a class of persons or entities that purchased Volta securities between August 2, 2021 and March 28, 2022. The complaint seeks unspecified damages, attorneys’ fees, and other costs. To the Company’s knowledge, the Defendants have not yet been served. While the Company believes that the claims are without merit and it intends to vigorously defend against them, any litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.

Risks Relating to Ownership of our Securities

Volta’s dual class structure may depress the trading price of our Volta Class A common stock.

Volta Inc.

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

Our stock price is volatile, and you may not be able to sell shares at or above the price you paid.

The trading price of the Volta Class A common stock and the warrants has been volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond Volta’s control. These factors include:

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

In addition, the stock market in general, and the stock prices of technology companies in the electric vehicle and electric vehicle charging space in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of Volta Class A common stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

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

Volta Inc.
other factors that the Volta Board may deem relevant. As a result, capital appreciation, if any, of our Volta Class A common stock will be the sole source of gain for the foreseeable future.

Anti-takeover provisions contained in the Organizational Documents and applicable laws could impair a takeover attempt.

The Organizational Documents afford certain rights and powers to the Volta Board that could contribute to the delay or prevention of an acquisition that it deems undesirable. Volta is also subject to Section 203 of the Delaware's General Corporation Law (“DGCL”) and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions and terms that have the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of Volta Class A common stock, and could also affect the price that some investors are willing to pay for the Volta Class A common stock. See also “Description of the Securities.”

Volta is subject to risks related to taxation in the United States and internationally.

Significant judgments based on interpretations of existing tax laws or regulations are required in determining Volta’s provision for income taxes. Volta’s effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax policies, laws, regulations or rates, changes in the level of non-deductible expenses (including share-based compensation), changes in the location of Volta’s operations, changes in Volta’s future levels of research and development spending, mergers and acquisitions or the results of examinations by various tax authorities. Additionally, Volta’s effective income tax could be adversely affected by potentially conflicting laws of international taxing jurisdictions and applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws. Although Volta believes its tax estimates are reasonable, if the IRS or any other taxing authority disagrees with the positions taken on its tax returns, Volta could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect Volta’s business and future profitability.

Volta is a U.S. corporation and thus subject to U.S. corporate income tax on its worldwide income. Further, since Volta’s operations and customers are located throughout the United States, Volta will be subject to various U.S. state and local taxes. U.S. governmental and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to Volta and may have an adverse effect on its business and future profitability.

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

Internationally, Volta will face risks associated with any potential international operations, including possible unfavorable tax conditions, which could harm Volta’s business. There may be laws in jurisdictions that Volta has not yet entered or laws that Volta is unaware of in jurisdictions that Volta has entered that may restrict Volta’s overall profitability or other business practices.

As a result of plans to expand Volta’s business operations, including to jurisdictions in which tax laws may not be favorable, its obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect Volta’s after-tax profitability and financial results.

Volta Inc.

Volta’s operations in international jurisdictions, particularly as a company based in the U.S., create risks relating to navigating foreign government taxes, regulations and permit requirements. In the event that Volta’s business further expands domestically or internationally, its effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect Volta’s future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) pre-tax operating results of Volta’s business.

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

In general, under Section 382 of the Internal Revenue Code of 1986 (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If Volta has experienced an ownership change at any time since its incorporation, Volta may be subject to limitations on its ability to utilize its existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in Volta’s stock ownership, which may be outside of Volta’s control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit Volta’s use of accumulated state tax attributes. As a result, even if Volta earns net taxable income in the future, its ability to use its pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to Volta.

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

Volta Inc.
applied for and was granted forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses, Volta repaid the PPP Loan in full on October 12, 2021.

In applying for the PPP Loan, Volta was required to certify, among other things, that the then-current economic uncertainty made the PPP Loan necessary to support its ongoing operations. Volta made these certifications in good faith after analyzing, among other things, the requirements of the PPP Loan, Volta’s then-current business activity and its ability to access other sources of liquidity sufficient to support its ongoing operations in a manner that would not be significantly detrimental to its business. Volta believes that it satisfied all eligibility criteria for the PPP Loan, and that its receipt of the PPP Loan was consistent with the broad objectives of the CARES Act. The certification regarding necessity described above did not at the time contain any objective criteria and continues to be subject to interpretation. If, despite Volta’s good-faith belief that it has satisfied all eligibility requirements for the PPP Loan, Volta is later determined to have violated any of the laws or governmental regulations that apply to it in connection with the PPP Loan, or it is otherwise determined that it was ineligible to receive the PPP Loan, Volta may be subject to civil, criminal and administrative penalties. Any violations or alleged violations may result in adverse publicity and damage to Volta’s reputation, a review or audit by the SBA or other government entity or claims under the False Claims Act. These events could consume significant financial and management resources and could have a material adverse effect on Volta’s business, results of operations and financial condition.

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

The exercise price for our warrants is $11.50 per share of Volta Class A common stock (the "Public Warrants"). There is no guarantee that the Public Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, they may expire worthless.

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

Volta Inc.
convert the Public Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Volta Class A common stock purchasable upon exercise of a Public Warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Volta Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (a) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (c) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the warrants issued to TortoiseEcofin Borrower, LLC (“Tortoise Borrower”) in a private placement simultaneously with the closing of the IPO (the “Private Warrants”) will be redeemable by us for cash so long as they are held by the initial purchasers or their permitted transferees.

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

We cannot assure shareholders that our securities will continue to be listed on the NYSE. Volta is required to comply with the NYSE’s continued listing requirements in order to continue to maintain the listing of our securities on the NYSE. For instance, Volta’s stock price would generally be required to be at least $4.00 per share, its aggregate market value would be required to be at least $150 million and the market value of its publicly held shares would be required to be at least $40 million. We cannot assure you that Volta will be able to meet those continued listing requirements at that time.

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

Volta Inc.
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

Sales of a substantial number of the Volta Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Volta Class A common stock. Equity holders of our former sponsor, Tortoise Corp. II LLC, and our current officers and directors hold approximately 26.1% of the outstanding shares Volta common stock, including the 8,625,000 shares of Volta Class A common stock into which the Founder Shares converted and Volta Class A common stock held by Messrs. Mercer and Wendel, which represents 15.3% of the voting power of the outstanding shares of Volta common stock. Pursuant to the terms of a letter agreement entered into at the time of the initial public offering of Tortoise Acquisition Corp. II, our predecessor prior to the Closing, and reaffirmed in the Sponsor Letter, the Founder Shares (which converted into shares of Volta Class A common stock in connection with the domestication of Tortoise Acquisition Corp. II in connection with the Closing), as well as shares of Volta Class A common stock held by Volta’s Co-Founders, may not be transferred until the earlier to occur of (a) one year after the Closing or (b) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Volta Class A common stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Volta Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing, the shares of Volta Class A common stock into which the Founder Shares convert, and any Volta securities held by Volta’s Co-Founders, will be released from these transfer restrictions.

Pursuant to the A&R Registration Rights Agreement, the Registration Rights Holders are entitled to, among other things, certain registration rights, including the demand of up to three underwritten offerings and customary piggyback registration rights. Further, pursuant to the Subscription Agreements, we were also required to register additional shares of Volta Class A common stock. To satisfy these obligations, we registered up to 116,019,569 shares of Volta Class A common stock, which also covers shares issuable upon exercise of the Public Warrants, pursuant to the registration statement on Form S-1 (File No. 333-259676) filed by Volta on September 21, 2021. The sale of these shares is likely to have an adverse effect on the trading price of the Volta Class A common stock.

Additionally, Volta will likely register for resale shares subject to the converted Volta Options and shares under the Volta Option Plan and Volta Founder Plan, as well as shares subject to converted Volta Warrants and shares held by Volta’s affiliates that were subject to a lock-up. The shares of Volta Class A common stock issued to the Historical Rollover Shareholders are subject to certain transfer restrictions following the consummation of the previously announced mergers (the “reverse recapitalization”). The sale of a substantial number of shares of Volta Class A common stock after the release of any applicable transfer restrictions or pursuant to a resale registration is likely to have an adverse effect on the trading price of the Volta Class A common stock.

Volta Inc.

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

Fluctuations in the price of Volta securities could contribute to the loss of all or part of your investment.

The trading price of Volta securities is volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of Volta securities may include:

•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to Volta;
•changes in the market’s expectations about Volta’s operating results;
•success of competitors;
•Volta’s operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning Volta or the market in general;
•operating and stock price performance of other companies that investors deem comparable to Volta;
•Volta’s ability to market new and enhanced products and technologies on a timely basis;
•changes in laws and regulations affecting Volta’s business;
•Volta’s ability to meet compliance requirements;
•commencement of, or involvement in, litigation involving Volta;
•changes in Volta’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of Volta Class A Common Stock available for public sale;
•any major change in the Volta Board or management;
•sales of substantial amounts of Volta Class A Common Stock by Volta’s directors, executive officers or significant shareholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor

Volta Inc.
confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to Volta could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of Volta’s securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies and the reduced disclosure requirements applicable to emerging growth companies may make our Class A Common Stock less attractive to investors and may make it more difficult to compare performance with other public companies

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our shareholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following September 15, 2025, the fifth anniversary of our public listing, (ii) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of the shares of Volta Class A common stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Volta’s primary office is located at 155 De Haro St, San Francisco, California 94103, where Volta occupies facilities totaling approximately 8,480 rentable square feet under a lease that, as currently amended, expires in August 2025. Volta uses these facilities for office space and warehouse purposes. Volta also maintains facilities in New York, New York; Montreal, Canada; Berlin, Germany; and Paris, France; as well as an additional warehouse and office space in San Francisco, CA. Volta believes its existing facilities are adequate for its current requirements.

Volta Inc.
Item 3. Legal Proceedings

From time to time, Volta may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of its business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. On March 30, 2022, a putative class action complaint was filed against the Company and two of the Company’s officers (collectively, the “Defendants”) in the United States District Court for the Northern District of California. The lawsuit alleges that Defendants violated the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding the Company’s business, operations and prospects. Plaintiffs seek to represent a class of persons or entities that purchased Volta securities between August 2, 2021 and March 28, 2022. The complaint seeks unspecified damages, attorneys’ fees, and other costs. To the Company’s knowledge the Defendants have not yet been served. While the Company believes that the claims are without merit and it intends to vigorously defend against them, however, any litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market For The Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information

Our Class A common stock and warrants trade on The New York Stock Exchange under the symbols “VLTA” and “VLTA WS,” respectively, since August 27, 2021. Prior to that date, our Class A common stock and warrants traded under the symbols “SNPR” and “SNPR WS,” respectively, since September 10, 2020.

Holders

As of April 15, 2022, there were 183 holders of record of our Class A common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in street name or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, including under any future loan facilities, general business conditions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Volta Inc.
None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which Volta’s management believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. You should read the following discussion and analysis of Volta’s financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K.

Certain of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to plans and strategy for Volta’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors”, Volta’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements. Please also see the section entitled "Forward-Looking Statements."

Percentage amounts included in this Annual Report on Form 10-K have not in all cases been calculated on the basis of rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Annual Report on Form 10-K may vary from those obtained by performing the same calculations using the figures in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Certain other amounts that appear in this Annual Report on Form 10-K may not sum due to rounding.

Business Overview
Volta’s mission is to build the fueling infrastructure of the future. Volta’s vision is to create an electric vehicle (“EV”) charging network that capitalizes on and catalyzes the shift from gas cars to electric cars. Volta places its charging stations in high traffic public locations that driver and consumer behavior data suggest are stopping points in EV drivers' daily routines. Located near the entrances of the retail and other commercial facilities at these locations, the digital display screens on Volta's media enabled stations offer its media partners the opportunity to advertise to potential consumers just before they enter that facility. By both attracting EV drivers to a particular location to run an errand that was on their to-do list and providing a high impact advertising opportunity just before a purchasing decision may be made, Volta's charging stations allow it to enhance its site and media partners' core commercial interests.

Volta’s business entails partnering with real estate and retail partners with national and regional multi-site portfolios of commercial and retail properties, as well as municipalities and local business owners, to locate and deploy its EV charging stations in premier locations. The site hosts Volta partners with span a wide array of industries and locations, including retail centers, grocery stores, pharmacies, movie theaters, parking lots, healthcare/medical facilities, municipalities, sport and entertainment venues, parks and recreation areas, restaurants, schools and universities, certain transit and fueling locations, office buildings and other locations. Volta generally signs long-term contracts to locate its charging stations at site host properties and grows its footprint over time as its station utilization justifies further capital investment in its EV charging infrastructure. Volta also sells charging stations to certain business partners, while continuing to perform related installation, operation and maintenance services. For both Volta-owned and partner-owned charging stations, Volta sells media display time on the media-enabled charging stations’ digital displays to its media and advertising partners. In addition, while Volta currently provides sponsored charging services to drivers that use its charging stations, Volta intends to introduce a pay-for-use charging model in the future, which it has begun testing in limited locations. As of December 31, 2021, Volta had installed 2,264 chargers across 23 states and territories that have generated over 210,000 estimated charging sessions per month, forming one of the most utilized charging networks in the United States on a station basis.

Volta’s unique business model aims to maximize deployment of capital to deliver compelling value per unit and dollars per mile of capital invested. Volta’s current business model is capable of generating revenue from multiple sources: Behavior and Commerce, Network Development, Charging Network Operations and Network Intelligence.

•Behavior and Commerce revenue is derived from the sale of advertising to Volta partners that purchase media display time on its content-driven charging stations to conduct their media and advertising campaigns to generate commerce or influence targeted driver behavior.
•Network Development revenue is generated by providing site development, installation, operating and maintenance services, and the sale of Volta’s charging products to select site hosts. Network Development revenue is also generated from contracts with utility companies for the sale of installed electrical infrastructure. Volta’s Network Development customers consist of select site hosts that purchase Volta charging stations and receive associated installation and maintenance services, utility companies with whom Volta contracts to perform electrical infrastructure development activities, and select site partners for whom Volta performs the development work required to prepare a site for EV charging infrastructure. Currently, there is immaterial overlap between Volta’s Behavior and Commerce and Network Development customers.
•Charging Network Operations revenue is generated by tracking the delivery of electricity through the use of Volta’s charging stations, generating LCFS credits which Volta sells to third parties under the regulatory framework currently in effect. Volta intends to implement pay-for-use charging features in the future and anticipates that its “Charging Network Operations” revenue will also include fees received for its paid charging services and that its Charging Network Operations customers will include drivers that utilize Volta’s paid charging services.
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

Acquisitions

Effective April 21, 2021, Volta purchased all the intellectual property of 2Predict, Inc. (“2Predict”) from a related party, Praveen Mandal, Chief Technology Officer of Volta. The total purchase consideration was $1.4 million. As a result of the acquisition, Volta will further expand their technology through 2Predict's team of experts in advanced machine learning solutions.

Please refer to “Note 4 - Acquisitions”, of the accompanying consolidated financial statements for additional information.

Key Performance Measures
Volta management reviews certain key performance measures, discussed below, to evaluate its business and results of operations, measure performance, identify trends, formulate plans and make strategic decisions. Volta management believes that the presentation of such metrics is useful to Volta’s investors and counterparties because they are used to measure and benchmark the performance of companies, such as Volta and its peers.

Total Stations Installed, including Site Partners

Volta management defines “Total Stations Installed” as the total size of its installed charging network at the end of the period, including Volta-owned and site partner-owned charging stations. Volta’s management uses Total Stations Installed for internal network planning and forecasting purposes, including to evaluate the potential Behavior and Commerce revenue generating capacity of its charging network, which is generated through delivery of content by Volta’s partners across both Volta-owned and its site partner-owned charging stations. In addition, Total Stations Installed provides the basis for Volta’s assessment of its charging network operations as well. Volta believes that this performance measure provides meaningful, supplemental information regarding the Volta charging network that helps illustrate trends in its business and operating performance. Volta believes that this performance measure is helpful to its investors as it is used by management in assessing the growth of the Volta charging network.

Total Stalls Connected, including Site Partners

Volta management team defines “Total Stalls” as the total operational charging capacity in Volta's network of charging stations. A stall is attributed to a station based on the number of vehicles that can charge concurrently and there are certain configurations of Volta sites where one station is capable of charging more than one vehicle at a time.

However, this information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for the financial and other information presented in this Annual Report on Form 10-K. In addition, other companies, including companies in Volta’s industry, may calculate similarly titled performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of this performance measure as a tool for comparison.

The following table sets forth this key performance measure, together with total revenue, for the years ended December 31, 2021 and 2020:

	Years ended December 31,
in thousands except station and stall data	2021	2020
Total revenue	$32,311	$19,451
Total stations, including site partners	2,264	1,587
Total stalls, including site partners	2,330	1,621

The increase in revenue is primarily driven by the addition of 709 stalls, including site partner station installations, which represents an increase of 43.7%. For more information on the increase of total revenue, refer to the subsection entitled “Results of Operations” below.

Key Factors Affecting Operational Results

Volta’s future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including macroeconomic conditions, human resources, supply chain, customer retention, adoption of EVs and related technology, regulatory environment, competition, and installation and construction costs.

Macroeconomic Conditions

Volta derives a significant portion of its revenues from providing paid content on its EV charging stations. Current or prospective buyers’ spending priorities could be altered by a decline in the economy in general, the economic prospects of such buyers’, and/or the economy of any individual geographic market or industry. Any such changes, particularly in a market in which Volta conducts a substantial portion of its business or an industry from which it derives a significant portion of its content, could adversely affect Volta’s revenues. Additionally, disruptions to buyers’ product plans or launches could affect revenue.

Volta is dependent upon the availability of electricity at its current and future charging sites. Increases in electricity costs, the need to upgrade or bring in additional power infrastructure at locations, delays, new or increased taxation or regulations, power shortages and/or other restrictions on the availability or cost of electricity could adversely affect Volta’s business, financial condition and results of operations.

Human Resources

Volta’s ability to achieve revenue growth, profitability and expand its charging network and strategic content partnerships to achieve broader market acceptance will depend on its ability to effectively expand its sales, content, marketing, technology and operational teams and capabilities. Volta’s success depends, in part, on its continuing ability to identify, hire, attract, train, develop and retain highly qualified personnel. To achieve its growth objectives, Volta needs to continue to expand its team and geographic footprint aggressively.

Supply Chain

Volta’s future operating results and ability to expand its network of charging stations depends in part on the global supply chain and the ability of Volta’s limited number of suppliers and manufacturers to timely and correctly deliver Volta’s charging stations. Volta has developed close relationships with vendors of key components. As Volta intends to grow and expand the charging network, there is a risk of the unavailability of certain components from vendors.

Customer Retention

Volta intends to introduce, and has begun testing, a pay-for-use by the driver model for charging, as well as idle fees for EVs that remain connected to a charging station for more than a specified period of time after charging is complete. As Volta migrates from EV charging, that has been free to the driver, to include a pay-for-use model, it could risk losing drivers who have become accustomed to its free charging and do not wish to use paid charging services and reduce demand for its stations from media and site partners.

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

The evolution of the EV market informs the evolution of the EV charging market. Volta’s success depends in large part on the ability to model demand for EV charging and deploy charging stations that meet market demand for charging speeds for a variety of EV charging capabilities. This further needs to be appropriately matched to dwell time at a particular location. As EV batteries increasingly become able to accept higher levels of charge, Volta is responding to a greater demand for DCFC chargers at certain locations, like pharmacies, that typically have shorter dwell times.

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

Regulatory Environment

Volta’s business and its ability to execute operational plans could be highly impacted by the regulatory environment in which it operates on all levels. Regulatory factors affecting Volta’s business include infrastructure financing or support, carbon offset programs, EV-related tax incentives and tax policy, utility and power regulation, payment regulations, data privacy and security, software reporting tools, transportation policy and construction, electrical and sign code permitting.

Restrictions on certain digital outdoor media content products, services or other content are or may be imposed by laws and regulations, as well as contracts with Volta’s host sites. Digital displays were introduced to the market relatively recently, and existing media signage regulations could be revised or new regulations could be enacted to impose greater restrictions on digital content or displays. In addition, Volta may be also impacted if various levels of government enact rules or legislation to tax revenues derived from the sale of digital media. Any such regulatory changes could adversely affect Volta’s financial condition and results of operations.

Competition

Volta currently faces competition from a number of companies in the U.S. and Europe, in both the EV charging industry and in the media industry. Volta expects to face significant competition in the future as the markets for EV charging and content evolve. Increased competition in these industries could create a talent war, making it more challenging to attract and retain talent.

The EV charging business may become more competitive and Volta may face increased pressure on network utilization. Competition is expected to continue to increase as the number of EVs sold increases and as new competitors or alliances emerge that may have greater market share or access to capital than Volta. If Volta’s content competitors offer media content display rates below the rates it charges, Volta could lose potential partners and be pressured to reduce its rates. This could have an adverse effect on Volta’s financial position. Volta’s future growth and success is dependent upon the desirability of its charging stations as content space. The success of alternative media content options employed by agencies, brands or other purchasers of content could undermine Volta’s prospects.

Industry Standards

Volta currently operates in alignment with industry best practices to measure and determine impressions delivered. Should industry best practices change Volta may incur additional costs to implement these changes or lose potential partners if Volta does not maintain industry best practices.
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

COVID-19 Impact

In March 2020, the World Health Organization declared COVID-19 a global pandemic. Volta management is closely monitoring the impact of the COVID-19 pandemic on all aspects of Volta’s business. Volta has taken measures in response to the ongoing COVID-19 pandemic, including closing its offices for a period, implementing a work from home policy for its workforce and actively managing its site installations. Volta may take further actions that alter its business operations, as may be required by government authorities or that it determines are in the best interests of its employees, contractors and stockholders. See the “Risk Factors” section for further information on the risks related to Volta's business. Volta faces risks related to health pandemics, which could have a material adverse effect on its business and results of operations. For example, impacts to Volta’s business as a result of the ongoing COVID-19 pandemic included slow-down of permitting and construction activities during shutdowns, shut-down of properties where Volta’s stations are located, drop off in media spend, shut-down of offices and a transition to remote work forces, impacting revenue potential and usage.

After shelter-in-place orders were issued in March 2020, construction activities halted until June 1, 2020 and management revised its planned construction activity and budget, resulting in a 43% forecasted reduction in capital expenditures from Volta’s original budget for the 2020 fiscal year. Volta’s supply chain was delayed due to high global demand for key components of its stations. The process of obtaining permits slowed down, as over the counter permits were scaled back due to work from home arrangements in jurisdictions where Volta was installing stations.

In addition, during the first and second quarter of the year ended December 31, 2020, Volta’s revenues declined due to COVID-19. Customer demand for paid content space on Volta charging station digital displays declined due to the decrease in foot traffic at Volta’s site hosts as drivers were subject to shelter-in-place orders around the United States. In addition, delays in construction resulting from shelter-in-place orders reduced the overall network station installation cadence, resulting in fewer screens being available for paid media content than Volta initially projected. As a result, Volta’s Behavior and Commerce revenue decreased by $0.6 million, or 7%, from December 31, 2019 to December 31, 2020, primarily due to postponed and canceled media campaigns as a result of the COVID-19 shelter-in-place and other measures taken in response to the COVID-19 pandemic. Impacts from COVID-19 during the year ended December 31, 2021 were immaterial to Volta’s Behavior and Commerce activities. Also, while there were continuing delays for permits and installations due to continuing impacts from COVID-19 in the construction industry generally, given the nature of Volta’s partnerships and contractual obligations, Volta does not believe there will be a material impact to its business and operations as a result of these delays going forward.

In response to the COVID-19 pandemic, Volta’s management implemented several plans to mitigate the impact of COVID-19 on Volta’s financial performance, including operating cost containment measures, payroll reductions, reduced capital expenditures, re-prioritization of construction at sites that were open and provided essential services, and raising capital through debt and equity transactions. For example, Volta implemented a plan to reduce personnel costs through a temporary hiring freeze and reduction in non-essential contractors. Volta further reduced program spend, representing a combined 38% reduction against its original budget for the 2020 fiscal year. On April 27, 2020, Volta received the PPP Loan in the amount of $3.2 million with fixed interest of 1% per annum as part of the CARES Act related relief, which despite having been granted full forgiveness, it repaid in full on October 12, 2021. In the second half of 2020, construction projects and the permitting process for new sites resumed. Beginning in the first quarter of 2021, there was a trend of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and governmental activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains.

The COVID-19 pandemic, the measures taken by the governmental authorities and businesses affected and the resulting economic impact may materially and adversely affect Volta’s business, results of operations, cash flows and financial positions as well as its drivers that use its charging stations. Despite such recent events, Volta management does not anticipate the COVID-19 pandemic will significantly impact future operations, as demonstrated by the launch of several new automotive media campaigns in February 2021. Volta believes that its content network remains attractive to buyers, given that many of its charging stations are installed in close proximity to essential and daily use businesses such as grocery stores. pharmacies, and shopping centers. In addition, despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any of Volta’s assets, or a material change in the estimate of any contingent amounts recorded in the consolidated balance sheet as of December 31, 2021. As economic activity has resumed in 2021 and new EV sales have increased, revenue has increased since the last pre-COVID fiscal year. See “Note 3 - Liquidity” the accompanying consolidated financial statements for more information. However, the estimates of the impact of the COVID-19 pandemic on Volta’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact, including any variants that may arise, and the economic impact on local, regional, national and international markets. Volta’s management continues to monitor the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. See also the subsection entitled “Key Factors Affecting Operational Results” for further discussion of the possible impact of COVID-19 on Volta’s business.

Basis of Presentation

Substantially all of Volta’s long-lived assets are maintained in, and its losses are attributable to, the United States. The consolidated financial statements include the accounts of Volta and its wholly owned subsidiaries. See, “Note 2 - Summary of Significant Accounting Policies” of the accompanying consolidated financial statements for more information.

Components of Results of Operations

Revenue

Behavior and Commerce

Behavior and Commerce revenue is principally generated through the delivery of paid content across the charging network.

Network Development

Network Development revenue is generated from installation, operating and maintenance services of the charging stations to select site partners. Network Development also includes revenue from select site partners related to the sale of Volta’s charging products and the performance of development work necessary to prepare a site for EV infrastructure as well as revenue from contracts with utility companies for installing electrical infrastructure.

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

Cost of Products

Cost of products consist primarily of hardware related costs of AC and DCFC stations which includes the station chassis, high-resolution, outdoor screen displays on media-enabled stations, the EV chargers, routers, and computers. While the cost of products has increased for the current generation of Volta’s award-winning charging stations, which include intuitive lighting features and a new chassis design, Volta seeks to drive cost down of the next generation of stations through scaling purchasing with its manufacturing partners.

Selling, General and Administrative Expenses

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

Other Operating (Income) Expenses

Other operating expenses primarily relate to write offs of expenses related to projects discontinued prior to construction disposal of assets, and obsolete inventory.

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

Results of Operations
Comparison of the years ended December 31, 2021 and 2020

The results of operations presented below should be reviewed in conjunction with Volta’s consolidated financial statements for the years ended December 31, 2021 and 2020 and the related notes included elsewhere in this document. The following tables set forth Volta’s consolidated results of operations data for the years ended December 31, 2021 and 2020:

	Year ended December 31,		Variance
in thousands	2021	2020	$	%
REVENUES
Service revenue	$29,881	$15,720	$14,161	90%
Product revenue	1,199	2,892	(1,693)	(59)%
Other revenue	1,231	839	392	47%
Total revenues	32,311	19,451	12,860	66%

COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization shown below)	23,029	17,386	5,643	32%
Costs of products (exclusive of depreciation and amortization shown below)	1,678	2,687	(1,009)	(38)%
Selling, general and administrative	262,628	44,080	218,548	496%
Depreciation and amortization	11,153	6,469	4,684	72%
Other operating (income) expense	2,026	103	1,923	1867%
Total costs and expenses	300,514	70,725	229,789	325%
Loss from operations	(268,203)	(51,274)	(216,929)	423%
OTHER EXPENSES
Interest expense, net	6,402	18,274	(11,872)	(65)%
Other expense, net	712	587	125	21%
Change in fair value of warrant liability	1,239	411	828	201%
Total other expenses	8,353	19,272	(10,919)	(57)%
LOSS BEFORE INCOME TAXES	(276,556)	(70,546)	(206,010)	292%
Income tax expense	39	9	30	333%
NET LOSS	$(276,595)	$(70,555)	$(206,040)	292%

Revenues

The following table summarizes the changes in revenue from the years ended December 31, 2021 and 2020:

	Year ended December 31,		Variance
in thousands	2021	2020	$	%
Revenues
Behavior and Commerce	$25,961	$8,014	$17,947	224%
Network Development	5,224	10,598	(5,374)	(51)%
Charging Network Operations	676	706	(30)	(4)%
Network Intelligence	450	133	317	238%
Total revenues	$32,311	$19,451	$12,860	66%

Behavior and Commerce revenue increased by $17.9 million, or 224%, from December 31, 2020 to December 31, 2021 primarily due to large sales of media campaigns with several national brands in the year ended December 31, 2021.

Network Development revenue decreased by $5.4 million, or 51%, from December 31, 2020 to December 31, 2021, primarily due to a decrease in installation activity as there were 51 installations of stations sold to customers completed in the year ended December 31, 2021 and 218 completed in the year ended December 31, 2020 (see Note 2 - Summary of Significant Accounting Policies).

Cost of Revenues

The following table summarizes cost of revenues by products and services:

	Year ended December 31,		Variance
in thousands	2021	2020	$	%
Costs of services	$23,029	$17,386	$5,643	32%
Costs of products	$1,678	$2,687	$(1,009)	(38)%

Costs of services increased by $5.6 million, or 32%, to $23.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase is primarily due to an increase of $4.5 million in station rent due to an increase in the cumulative number of leases that commenced over the prior four quarters, an increase of $1.0 million in advertising and media costs each primarily due to the impacts of lifting COVID-19 shelter-in-place mandate orders in the year ended December 31, 2021, an increase of $0.6 million in network costs due to data services as a result of higher usage, and an increase of $0.4 million in network costs due to an increased fee for station data plans in the year ended December 31, 2021. The increase was partially offset by a $1.1 million decrease in infrastructure costs.

Costs of products decreased by $1.0 million, or 38%, from the years ended December 31, 2020 to December 31, 2021, primarily due to the decrease of site partner owned charging stations constructed and installed at site partners from the years ended December 31, 2020 to December 31, 2021, totaling 218 and 51 completed station installations, respectively. The decrease was partially offset due to the increase in adoption of DCFC stations, which increases the average cost per station.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased by $218.5 million, or 496%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase primarily relates to a $171.1 million increase in non-cash stock-based compensation, driven by $163.1 million related to the issuance of and restricted stock units ("RSUs") to the Chief Executive Officer ("CEO") and President. Of this amount, $96.9 million in non-cash stock-based compensation related to shares issued under the Founder's Incentive Plan ("FIP"), with the remaining $66.2 million relating to awards with service and performance conditions. Refer to Note 12 - Stockholders (Deficit) Equity and Stock-Based Compensation of the accompanying financial statements for further discussion. Further, selling, general and administrative expenses increased by $9.0 million in outside services related to the completion of the recapitalization, an increase of $18.5 million and $9.1 million in payroll and related costs and, bonus and commissions due to an increase in Volta’s employee headcount to 353 from 143. Included in the increase in selling general, and administrative expenses, operating and setup expenses related to the Company's international expansion was $4.3 million, which includes employee compensation of 20 employees in EU and nine in Canada. Additionally, there was an increase of $3.6 million in other selling general, and administrative expenses related to additions of insurance services, an increase of $1.1 million in travel, meal and related expenses from the increase in business activity due to the easing of COVID-19 travel restrictions and an increase in headcount. Advertising, promotion, and event expenses increased $0.7 million primarily due to an increase in marketing spend in line with business growth. Software license expenses increased by $0.6 million due to increased purchases of prepaid software licenses and subscriptions. Rent and facilities expenses increased $0.4 million due to an increase in warehouse expense for costs associated with storing the Company's hardware and station assets.

Depreciation and Amortization

Depreciation and amortization expenses increased by $4.7 million, or 72%, to $11.2 million for the year ended December 31, 2021 from $6.5 million for the year ended December 31, 2020. This was primarily due to an increase of 637 Volta-owned installations in service during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Other Operating (Income) Expense

Other operating (income) expense increased by $1.9 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to greater losses on disposals of assets, disqualified projects prior to construction, and obsolete inventory during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Loss from Operations

Loss from operations increased by $216.9 million, or 423%, from December 31, 2020 to December 31, 2021. This was primarily due to an increase in selling, general and administrative expenses of $218.5 million of which, $171.1 million was attributable to an increase in stock-based compensation, an increase in other operating (income) expense of $1.9 million, an increase in costs of services of $5.6 million, a decrease in costs of products of $1.0 million and an increase in depreciation and amortization expenses of $4.7 million, partially offset by an increase in revenue of $12.9 million.

Interest Expense, net

Interest expense decreased by $11.9 million, or 65% from the year ended December 31, 2020 to the year ended December 31, 2021. The decrease is primarily due to the conversion of the Company's convertible notes in connection with the Series D funding round in 2020, for which there was none in the year ended December 31, 2021.

Other Expense, net

Other expense, net increased by $0.1 million or 21% from the year ended December 31, 2020 to the year ended December 31, 2021.

Income Tax Expense

Income tax expense was $9.1 thousand and $39.1 thousand for the year ended December 31, 2020 and 2021, which was primarily attributable to state taxes.

Net Loss

Net loss increased $206.0 million, or 292%, from December 31, 2020 to December 31, 2021, primarily due to an increase of $229.8 million in total costs and expenses, partially offset by a decrease in total other expenses of $10.9 million and an increase in revenue of $12.9 million.

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

For the year ended December 31, 2021, the Company incurred a net loss of $276.6 million and had negative cash flows from operating activities of $93.3 million. Volta has a cash balance of $262.3 million as of December 31, 2021.

The Company entered into the Business Combination Agreement with Tortoise Acquisition Corp. II. on February 7, 2021 and following the Closing on August 26, 2021, Volta Inc. began trading on the New York Stock Exchange (NYSE). Please refer to “Note 1 - Description of Business” of the accompanying consolidated financial statements for the year ended December 31, 2021 for additional information. Additional cash obligations in the next twelve months are expected to include investments in the operations and purchases to expand the business. Management has considered conditions and events which provide substantial doubt about the Company's ability to continue as a going concern for the 12 months following the issuance of the consolidated financial statements. The Company concluded that there is substantial doubt that the Company cannot continue as a going concern in the next twelve months based on reasonable information available to us as of the date of this analysis. No assurances can be provided that additional funding will be available at terms acceptable to the Company, if at all. If the Company is unable to raise additional capital, the Company may significantly curtail its operations, modify strategic plans and/or dispose of certain operations or assets.

Liquidity Policy

As an early-stage company, Volta maintains a focus on liquidity and defines its liquidity risk tolerance based on sources and uses to maintain a sufficient liquidity position to meet its obligations under both normal and stressed conditions. Volta manages its liquidity to provide access to sufficient funding to meet its business needs and financial obligations, as well as capital allocation and growth objectives.

Debt Profile

The following table summarizes Volta’s debt balances and key related loan information:

					Net Carrying Value
in thousands	Principal Amount	Issuance Date	Maturity Date	Interest Rate	December 31, 2021	December 31, 2020
Term loans payable	$49,000	6/19/2019	6/19/2024	12%[2]	$40,833	$49,000
PPP small business loan	3,193	4/27/2020	4/27/2022[1]	1%[3]	—	3,193
Total outstanding loans payable					40,833	52,193
Less current maturities, net of debt issuance costs					15,998	9,988
Less unamortized deferred issuance fees					838	1,173
Total loans payable, net of unamortized debt issuance costs					$23,997	$41,032
(1)The entire balance of the PPP loan has been paid by the Company as of October 12, 2021 and is no longer available. Please see Note 10 - Debt Facilities to the accompanying consolidated financial statements for additional information.
(2)The interest rate on the term loan as of June 19, 2019 was a fixed rate of 12% per annum. Please see Note 10 - Debt Facilities to the accompanying consolidated financial statements for additional information.
(3) The interest rate on the PPP Loan, as of April 27, 2020, was a fixed rate of 1% per annum. Please see Note 10 - Debt Facilities to the accompanying consolidated financial statements for additional information.

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

In addition, on April 4, 2020, Volta obtained a PPP Loan under the SBA program in the amount of $3.2 million. Subject to certain qualifications and exclusions, the amount of loan forgiveness would have been reduced if Volta terminated employees or reduced salaries during the covered period. Although the PPP Loan was fully forgiven, Volta repaid the full amount of the loan by its stated maturity date and subsequent to the completion of the Reverse Recapitalization. Please refer to “Note 1 - Description of Business,” of the accompanying consolidated financial statements for the year ended December 31, 2021, which includes additional information.

The following table summarizes Volta’s financing obligations:

	December 31	December 31
in thousands	2021	2020
Financing obligation, long-term portion	$(3,050)	$(3,845)
Plus: current portion of financing obligation	(896)	(722)
Total financing obligation	$(3,946)	$(4,567)

Volta entered into multiple sale-leaseback arrangements of digital media screens that do not qualify as asset sales and are accounted for as financing obligations. These financing obligations have been amortized over the 5-year term at Volta's incremental borrowing rate at the time of the transaction which has ranged between 6.0% - 16.7%.

Please refer to “Note 10 - Debt Facilities”, of the accompanying consolidated financial statements for additional information.

Material Cash Requirements

In the normal course of business, Volta enters into obligations and commitments that require future contractual payments. The commitments result primarily from operating leases and long-term debt. The following table summarizes Volta’s contractual obligations and commercial commitments as of December 31, 2021:

The Company's material cash requirements include the following commitments and contractual obligations:

in thousands	Total	Less than 1 year	More than 1 year
Lease Liability	$106,892	$13,474	$93,418
Purchasing obligations	3,768	3,768	—
Long Term Debt	40,833	16,333	24,500
Financing Obligations	4,769	1,250	3,519
Total	$156,262	$34,825	$121,437

Cash Flow Summary

The following table summarizes Volta’s cash flows for the years ended December 31, 2021 and 2020:

	Year ended December 31,		Variance
in thousands	2021	2020	$	%
Net cash used in operating activities	$(93,266)	$(57,280)	$(35,986)	63%
Net cash used in investing activities	(57,306)	(16,648)	(40,658)	244%
Net cash provided by financing activities	$353,813	$121,976	$231,837	190%

Operating Activities

Net cash used in operating activities increased by $36.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase is primarily due to the increase of $30.2 million in net loss adjusted for non-cash items, an increase of $9.6 million in operating lease ROU asset, and an increase of $1.6 million in net working capital, excluding operating lease liabilities. The increase is offset by a $9.7 million increase in operating lease liability, $5.6 million increase in other noncurrent liabilities.
With the use of cash for operating activities to expand the business, Volta has considered conditions and events which provide substantial doubt about the Company's ability to meet cash requirements to support its operations over the 12 months following the issuance of the consolidated financial statements. See Note 3 - Liquidity, of Volta’s of the accompanying consolidated financial statements for additional information.

Investing Activities

Net cash used in investing activities increased by $40.7 million, or 244%, to $57.3 million for the year ended December 31, 2021, as compared to $16.6 million for the year ended December 31, 2020, primarily due to $39.6 million increase in purchases of property and equipment, net partially offset by a $0.3 million decrease in capitalization of internal-use software for the year ended December 31, 2021.

Financing Activities

Net cash provided by financing activities increased by $231.8 million, or 190%, to $353.8 million for the year ended December 31, 2021, as compared to $122.0 million for the year ended December 31, 2020. This was primarily driven by an increase of $350.1 million from the completion of the Reverse Recapitalization, an increase of $28.7 million in proceeds from issuance of Volta Industries, Inc. (“Legacy Volta”) Series D Preferred Stock, and a decrease of $2.5 million in the payment of issuance costs related to Series D and D-1 Preferred Stock partially offset by a decrease of $99.3 million in proceeds from issuance of Series D and D-1 Preferred Stock, a decrease of $24.7 million in proceeds of long term debt, an increase of $8.3 million in amount due from employees for taxes paid on partial recourse notes, an increase of $9.0 million in payment of transaction costs, the repayment of the PPP loan of $3.2 million, a payment of long term debt of $8.2 million, a decrease of $0.4 million in proceeds from financing activity, a decrease of $3.2 million in PPP loan proceeds, and a $0.3 million increase in the payment of financing activity principal for the year ended December 31, 2021.

Subsequent Events

Please refer to “Note 18 - Subsequent Events,” of the accompanying consolidated financial statements for additional information.

Non-GAAP Financial Measures

In addition to its financial results determined in accordance with U.S. GAAP, Volta believes the following non-GAAP measure is useful in evaluating its operating performance. Volta uses the following non-GAAP financial measure to evaluate its ongoing operations and for internal planning and forecasting purposes. Volta believes that this non-GAAP financial measure, when taken together with the corresponding U.S. GAAP financial measure, provides meaningful, supplemental information regarding its performance by excluding certain items that may not be indicative of its business, results of operations or outlook. Volta considers EBITDA and Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in its business and its historical operating performance on a more consistent basis. Volta believes that the use of EBITDA and Adjusted EBITDA is helpful to its investors as it is a metric used by management in assessing the health of its business and its operating performance.

However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In addition, other companies, including companies in Volta’s industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Volta’s non-GAAP financial measures as tools for comparison. A reconciliation is provided below for the non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measure and the reconciliation of this non-GAAP financial measure to its most directly comparable U.S. GAAP financial measure, and not to rely on any single financial measure to evaluate Volta’s business.

EBITDA and Adjusted EBITDA

In order to provide investors with greater insight and allow for a more comprehensive understanding of the information used by management and the board of directors in its financial and operational decision-making, Volta has supplemented the Consolidated Financial Statements presented on a U.S. GAAP basis in this Annual Report on Form 10-K with Adjusted EBITDA as a non-GAAP financial measure. Volta believes Adjusted EBITDA provides its board of directors, management and investors with a helpful measure for comparing its operating performance with the performance of other companies that have different financing and capital structures or tax rates. Volta also believes that EBITDA is a measure frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry, and is a measure contained in its debt covenants. However, while Volta considers EBITDA to be an important measure of operating performance, EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of Volta’s results as reported under U.S. GAAP.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure reported in Volta’s consolidated financial statements for the following periods:

	Year ended December 31,		Variance
in thousands	2021	2020	$	%
Net Loss	$(276,595)	$(70,555)	$(206,040)	292%
Income tax expense	39	9	30	333%
Interest expense, net	6,402	18,274	(11,872)	(65)%
Depreciation and amortization	11,153	6,469	4,684	72%
EBITDA	(259,001)	(45,803)	(213,198)	465%
Stock based compensation expense	173,989	5,282	168,707	3194%
Warrant valuation	1,239	411	828	201%
Adjusted EBITDA	$(83,773)	$(40,110)	$(43,663)	109%

Adjusted EBITDA decreased by $43.7 million, or 109%, to $(83.8) million in the year ended December 31, 2021, as compared to $(40.1) million for the year ended December 31, 2020. This is primarily attributable to a $12.9 million increase in revenues, offset by an increase of $18.5 million in payroll and related costs, an increase of $9.1 million in bonus and commissions due to an increase in Volta’s salaried employee headcount to 353 from 143, and an $9.7 million increase in outside services due to the completion of the Reverse Recapitalization. Operating and setup expenses related to the Company's international expansion was $4.3 million, which includes employee compensation of 20 employees in EU and nine in Canada. Additionally, there was an increase of $3.6 million in other selling general and administrative expenses related to additions of insurance services, an increase of $1.1 million in travel, meal and related expenses from the easing of COVID-19 travel restrictions and an increase in headcount. Advertising, promotion, and event expenses increased $0.7 million primarily due to an increase in marketing spend in line with business growth. Software license expenses increased by $0.6 million due to increased purchases of prepaid software licenses and subscriptions. Rent and facilities expenses increased $0.4 million due to an in increase in warehouse expense for costs associated with storing the Company's hardware and station assets. Lastly, cost of services increased by $5.6 million due to an increase in the cumulative number of leases that commenced over the prior four quarters and increase in advertising and media costs due to the impacts of lifting COVID-19 shelter in place mandate orders.

Critical Accounting Policies and Estimates

Volta prepares its consolidated financial statements in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires it to make estimates, assumptions and judgments that can significantly impact the amounts it reports as in its financial statements and the related disclosures. Volta bases its estimates on historical experience and other assumptions that it believes are reasonable under the circumstances. Volta’s actual results could differ significantly from these estimates under different assumptions and conditions. Volta believes that the accounting policies discussed below are critical to understanding its historical and future performance as these policies involve a greater degree of judgment and complexity.

Please refer to “Note 2 - Summary of Significant Accounting Policies,” of the accompanying consolidated financial statements for a description of Volta’s accounting policies in detail. Volta believes the following accounting policies require the most significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Network Development Revenue

Volta generates Network Development revenue from the sales of products including charging stations to select site partners and infrastructure to utility companies as well as related installation services and operations and maintenance services on charging stations owned by third parties. Some of Volta’s agreements include non-standard terms and conditions and include promises to transfer multiple goods and services. As a result, significant interpretation and judgment is required to determine the appropriate accounting for these transactions, including: (1) whether performance obligations are considered distinct that should be accounted for separately versus together, how the price should be allocated among the performance obligations, and when to recognize revenue for each performance obligation; (2) developing an estimate of the stand-alone selling price (“SSP”) of each distinct performance obligation; (3) combining contracts that may impact the allocation of the transaction price between product and services; and (4) estimating the consideration payable to a customer as a reduction of the transaction price.

When an agreement contains multiple performance obligations, Volta identifies each component to the contract and allocates the transaction price based on a relative SSP. If the arrangement contains a lease it is accounted for in accordance with ASC 842, Leases. In some arrangements, Volta has executed a sale and leaseback of the digital media screens (sale leaseback) and has also acquired the right to control the use of the location to advertise over a set term (location lease). During the construction phase, Volta does not control the underlying asset on the customer’s property. When the sale leaseback qualifies as a financing lease, Volta will not record a sale for accounting purposes of the digital media screen and depreciates that asset over its useful life. For contractual lease payments that do not exceed the fair value of the location lease obligation, Volta records a lease liability and an associated right-of-use ("ROU") asset based on the discounted lease payments. In some instances, Volta may receive a lease incentive from the lessor which is recorded as a reduction to the lease payments. In arrangements where Volta pays consideration to a customer for a distinct good or service, the consideration payable to a customer is limited to the fair value of the distinct good or service received by the customer. If the contractual payments for the location lease of this arrangement are in excess of fair value, then Volta will estimate the excess contractual payments over fair value and record that amount as a reduction to the transaction price in the arrangement. The reduction to transaction price for consideration payable to a customer is recognized at the later of when Volta pays or promises to pay the consideration or when Volta recognizes the related revenue for the transferred products and services.

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

Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition. Please refer to “Note 2 - Summary of Significant Accounting Policies,” of the accompanying consolidated financial statements for the year ended December 31, 2021 for additional information on revenue recognition.

Equity Based Compensation

Volta’s stock-based compensation consists of options and RSUs that are granted to employees and non-employees as part of their compensation package. As the Company does not have a trading history for its common stock prior to the Reverse Recapitalization, Volta’s management must make assumptions to estimate the fair value.

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

Given Volta's limited public trading history, the Volta Board considers numerous objective and subjective factors to determine the fair value of Volta common stock. These factors include, but are not limited to (i) contemporaneous valuations of Volta common stock performed by an independent valuation specialist; (ii) developments in the business and stage of development; (iii) operational and financial performance and condition; (iv) issuances of Volta

Preferred Stock and the rights and preferences of Volta preferred stock relative to Volta common stock; (v) the current condition of capital markets and the likelihood of achieving a liquidity event, such as an initial public offering or sale of Volta; (vi) the lack of marketability of the Volta common stock; and (vii) experience of management and hiring of key personnel.

The grant date fair value of Volta common stock was determined using valuation methodologies which utilize certain assumptions, including probability weighting events, volatility, time to liquidation, a risk-free interest rate, and an assumption for a discount for lack of marketability.

Volta used the market approach to determine the fair value of the Volta common stock. This approach measures the value of an asset or business through an analysis of recent sales or offerings of comparable investments or assets and gives consideration to the financial condition and operating performance of an entity relative to those of public entities operating in the same or similar lines of business. Volta applies the market approach by utilizing the Backsolve method, which uses a Black-Scholes option pricing model to calculate the implied value based on the recent transaction price. For purposes of allocating the fair value of common stock, Volta used the Option Pricing Method (“OPM”). Under the OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the Preferred and common stock are inferred by analyzing these options. This method is appropriate to use when the range of possible future outcomes is so difficult to predict that estimates would be highly speculative, and dissolution or liquidation is not imminent.

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

The following table summarizes the key share-based payment valuation assumptions:

	Year ended December 31,
	2021	2020
Expected dividend yield	—%	—%
Risk-free interest rate	0.7%	0.8%
Expected volatility	60.4%	48.1%
Expected term (in years)	5.8	6.0

Expected Dividend Yield

Volta does not expect, and is not contractually obligated, to pay dividends in the foreseeable future.

Risk-free Interest Rate

The risk-free interest rate is based on the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the expected term.

Expected Volatility

Expected volatility is a measure of the amount of fluctuation in the value of Volta’s share price over a specific time period. Volatility is generally calculated as the standard deviation of the continuously compounding rates of return on the share over a specified period and is typically expressed as annualized returns. Judgment is required to select a method to estimate expected volatility for nonpublic companies. As Volta does not have a trading history prior to the Reverse Recapitalization, sufficient historical information related to the fair value of Volta’s options is not available. Nonpublic entities may use average volatility for comparable public companies to form a reasonable basis for the assumption of expected volatility. To identify similar entities, Volta considered characteristics of each, such as industry, stage of life cycle, size and financial leverage. The average volatility actually used in the fair value determination for stock options was 38%-58% for grants issued in the year ended December 31, 2020 and 58%-68% for awards granted in the year ended December 31, 2021.

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

Fair Value of Warrant Liabilities

Volta classifies Legacy Volta Preferred Stock Warrants and the Public and Private Warrants as long-term liabilities at their estimated fair value. The liability is subject to remeasurement at each consolidated balance sheet date, with changes in fair value recorded in change in fair value of warrant liability in the consolidated statement of operations and comprehensive loss. Volta will continue to revalue all warrants until exercise, expiration, conversion or until they are no longer redeemable. As of December 31, 2021, none of the Legacy Volta Preferred Stock Warrants and all of the Private Warrants remain outstanding. As of December 31, 2021, 275 shares of the Public Warrants have been exercised.

Volta estimates the fair value of the Public and Private Warrants using the Binomial Lattice Valuation Model (“BLM”). Volta is required to make assumptions and estimates in determining an appropriate risk-free interest rate, volatility, term, dividend yield, discount due to exercise restrictions and the fair value of Volta common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability. Please refer to “Note 7 - Fair Value Measurements,” of the accompanying consolidated financial statements for additional information.

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

Leases

Volta maintains multiple lease arrangements depending on negotiating contracts with customers relating to installed charging stations. The charging stations have two units of account: the charging station and digital media screen. Volta recognizes a financing transaction on the digital media screen, which remains on Volta’s consolidated balance sheet based on the cost of the digital media screen and is depreciated over its useful life. Volta also leases the location of the charging stations and this is recognized as an operating lease arrangement, with a lease liability and ROU asset under ASC 842. Volta voluntarily early adopted accounting standards for the treatment of leases under ASC 842 prior to the required adoption after December 15, 2021 given its business and operations in relation to leased properties on a go-forward basis.

Volta uses significant estimates in accounting for lease liabilities and ROU assets, which are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease interest rate used to determine the present value of future lease payments is based on Volta’s incremental borrowing rate. Volta’s leases are all long term, extending beyond a twelve-month period, and include periods under options to extend or terminate the lease when it is reasonably certain Volta will exercise such options. Volta identifies separate lease and non-lease components, and the non-lease components are typically composed of electricity reimbursements to the landlord.

Volta has elected the practical expedient to account for lease and non-lease components as a combined single lease component, increasing the amount of Volta’s lease liabilities and ROU assets.

Please refer to “Note 2 - Summary of Significant Accounting Policies,” and “Note 14 - Leases,” of the accompanying consolidated financial statements for additional information about leases.

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

Volta recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. As of December 31, 2021, the Company has recorded $2 million in uncertain tax position related to deferred revenue.

Off-Balance Sheet Arrangements

As of the consolidated balance sheet dates of December 31, 2021 and 2020, Volta has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

Refer to “Note 2 - Summary of Significant Accounting Policies,” of the accompanying consolidated financial statements for a discussion of the impact of recent accounting pronouncements.

Related Party Transactions

Refer to “Note 17 - Related Party Transactions,” of the accompanying consolidated financial statements for additional information for related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Volta’s operations include activities substantially based in the United States. These operations expose Volta to a variety of market risks, including the effects of changes in interest rates and changes in consumer attitudes. Volta monitors and manages these financial exposures as an integral part of its overall risk management program.

Interest Rate Risk

Volta had a cash balance totaling $262.3 million as of December 31, 2021. Volta manages its cash through zero balance accounts and demand deposit accounts for which the amount held is equal to the fair value. Volta’s total principal long-term debt balance was $40.8 million as of December 31, 2021 had a fixed interest rate of 12% per annum for its senior secured loan. Because the rates are fixed, a change in market rates would have no impact on Volta’s financial position or results of operations.

Foreign Exchange Risk

Volta is currently exposed to an immaterial risk for changes in foreign currency exchange rates, however, its operations will likely be subject to fluctuations in foreign currency exchange rates as a result of its international offices and business activities in locations where it might incur expenses or generate revenues in currencies other that U.S. dollars.

Item 8. Financial Statements

Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm (PCAOB ID Number 248)
Consolidated Balance Sheets as of December 31, 2021 and 2020    3
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020    5
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity for the years ended December 31, 2021 and 2020    6
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020    9
Notes to Consolidated Financial Statements    11

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Volta Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Volta Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit of $428.7 million as of December 31, 2021 and incurred a net loss of $276.6 million during the year ended December 31, 2021. These conditions, along with other matters set forth in Note 3, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP
We have served as the Company’s auditor since 2019.
San Francisco, California
April 15, 2022

Volta Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$262,260	$58,806
Accounts receivable, less allowance for doubtful accounts; $0 and $53.2	12,587	6,151
Inventory	2,726	6,152
Prepaid partnership costs	8,982	9,625
Prepaid expenses and other current assets	12,091	921
Total current assets	298,646	81,655
Operating lease right-of-use assets, net	76,364	49,434
Property and equipment, net	97,728	49,358
Notes receivable - employee	—	1,019
Other non-current assets	321	327
Intangible assets, net	643	—
Goodwill	221	—
Total assets	$473,923	$181,793

LIABILITIES
Current liabilities
Accounts payable	18,460	5,494
Accounts payable - due to related party	1	92
Accrued expenses and other current liabilities	20,168	21,533
Operating lease liability - current portion	5,952	7,484
Deferred revenue	8,450	7,625
Term loans payable - current	15,998	9,988
Warrant liability	27,071	698
Total current liabilities	96,100	52,914
Term loans payable, net of unamortized debt issuance costs and current term loan payable	23,997	41,032
Operating lease liability - non-current portion	64,422	37,146
Other non-current liabilities	7,268	7,004
Total liabilities	$191,787	$138,096

Redeemable convertible Legacy Volta Preferred Stock, Volta Inc. Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares outstanding as of December 31, 2021, $0.001 par value: 86,845,643 shares authorized; 76,493,917 shares issued and outstanding as of December 31, 2020 (aggregate liquidation preference of $0 and $214,719,011 as of December 31, 2021 and 2020, respectively).	—	182,599

STOCKHOLDERS' (DEFICIT) EQUITY

Volta Inc.

Consolidated Balance Sheets

Class A and Class B common stock, par value $0.0001 and $0.001 as of December 31, 2021 and 2020, respectively: 400,000,000 (Class A 350,000,000, Class B 50,000,000) and 152,901,000 (Class A 48,540,000, Class B 104,361,000) shares authorized; 162,105,399 (Class A 152,218,214, Class B 9,887,185) and 24,696,437 (Class A 13,185,808, Class B 11,510,629) shares issued and outstanding as of December 31, 2021 and 2020, respectively	16	1
Additional paid-in capital	710,638	13,233
Accumulated other comprehensive income	213	—
Accumulated deficit	(428,731)	(152,136)
Total stockholders’ (deficit) equity	282,136	(138,902)
Total liabilities, redeemable convertible Preferred Stock and stockholders’ (deficit) equity	$473,923	$181,793

Volta Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2021	2020
	(in thousands, except share data)
REVENUES
Service revenue	$29,881	$15,720
Product revenue	1,199	2,892
Other revenue	1,231	839
Total revenues	32,311	19,451

COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization shown below)	23,029	17,386
Costs of products (exclusive of depreciation and amortization shown below)	1,678	2,687
Selling, general and administrative	262,628	44,080
Depreciation and amortization	11,153	6,469
Other operating (income) expense	2,026	103
Total costs and expenses	300,514	70,725
Loss from operations	(268,203)	(51,274)

OTHER EXPENSES
Interest expense, net	6,402	18,274
Other expense, net	712	587
Change in fair value of warrant liability	1,239	411
Total other expenses	8,353	19,272
LOSS BEFORE INCOME TAXES	(276,556)	(70,546)
Income tax expense	39	9
NET LOSS	$(276,595)	$(70,555)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	213	—
TOTAL COMPREHENSIVE LOSS	$(276,382)	$(70,555)

Weighted-average Class A common stock outstanding, basic and diluted (Note 13 - Net Loss Per Share)	59,034,393	1,616,740
Net loss per Class A common stock, basic and diluted (Note 13 - Net Loss Per Share)	$(4.10)	$(7.55)
Weighted-average Class B common stock outstanding, basic and diluted (Note 13 - Net Loss Per Share)	8,393,797	7,733,885
Net loss per Class B common stock, basic and diluted (Note 13 - Net Loss Per Share)	$(4.10)	$(7.55)

Volta Inc.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount	Shares	Amount		Comprehensive Income
Balances at December 31, 2019	55,065	$75,608	13,186	$—	$5,542	—	$(81,581)	$(76,039)
Issuance of Series D preferred stock	11,171	67,943	—	—	—	—	—	—
Issuance of Series D preferred stock - related party	206	1,251	—	—	—	—	—	—
Issuance costs - Series D	—	(4,533)	—	—	—	—	—	—
Conversion of convertible promissory notes and accrued interest into Series D-1 Preferred Stock	6,749	20,986	—	—	—	—	—	—
Conversion of convertible promissory notes and accrued interest into Series D-1 Preferred Stock - related party	3,303	10,270	—	—	—	—	—	—
Recognition of premium on convertible promissory notes for Series D-1	—	11,074	—	—	—	—	—	—
Beneficial conversion feature in convertible promissory notes	—	—	—	—	1,199	—	—	1,199
Issuance of Class B common stock warrants - related party	—	—	—	—	749	—	—	749
Issuance of common stock upon exercise of options	—	—	259	—	104	—	—	104
Issuance of common stock upon exercise of options using partial recourse notes - related party	—	—	11,251	1	—	—	—	1
Stock-based compensation expense - options	—	—	—	—	1,903	—	—	1,903
Secondary sales of common stock pledged against partial recourse notes - related party	—	—	—	—	3,736	—	—	3,736
Net loss	—	—	—	—	—	—	(70,555)	(70,555)
Balance at December 31, 2020	76,494	$182,599	24,696	$1	$13,233	$—	$(152,136)	$(138,902)

Volta Inc.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity

Issuance of Series D preferred stock	4,722	13,721	—	—	—	—	—	—
Issuance of Series D preferred stock - related party	—	15,000	—	—	—	—	—	—
Issuance costs - Series D	—	(1,290)	—	—	—	—	—	—
Issuance of restricted stock awards	—	—	6,917	1	40,236	—	—	40,237
Reverse Recapitalization	(81,216)	(210,030)	81,216	8	210,030	—	—	210,038
TAC shares recapitalized, net of redemptions and equity issuance costs	—	—	48,907	5	327,124	—	—	327,129
Transaction costs related to Reverse Recapitalization	—	—	—	—	(9,048)	—	—	(9,048)
Recognition of exercise of options, net of forfeiture of shares, upon settlement of promissory notes	—	—	(1,983)	—	(9,368)	—	—	(9,368)
Issuance of common stock upon exercise of options	—	—	1,545	1	1,508	—	—	1,509
Issuance of common stock upon net exercise of warrants	—	—	254	—	1,948	—	—	1,948
Stock-based compensation expense - options and RSUs	—	—	—	—	133,753	—	—	133,753
Issuance of common stock upon exercise of warrants - related party	—	—	371	—	2	—	—	2
Issuance of common stock for acquisition of 2Predict	—	—	182	—	1,220	—	—	1,220
Other comprehensive gain	—	—	—	—	—	213		213
Net loss	—	—	—	—	—	—	(276,595)	(276,595)
Balance at December 31, 2021	—	$—	162,105	$16	$710,638	$213	$(428,731)	$282,136

Volta Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2021	2020
	(in thousands)
Cash flows from operating activities
Net loss	$(276,595)	$(70,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in the carrying amount of ROU assets	4,718	2,572
Depreciation and amortization	11,153	6,469
Stock-based compensation	173,989	1,903
Compensation expense related to secondary sale	—	3,736
Amortization of debt issuance costs	337	306
Non-cash interest expense	—	13,097
Accretion expense	195	87
Revaluation of warrant liability to estimated fair value	1,239	698
Expenses related to invoices in dispute	—	624
Loss on disposal of property and equipment and inventory	1,896	16
Loss on disposal of research and development equipment	—	116
Other	—	281
Changes in operating assets and liabilities:
Accounts receivable	(6,436)	3,986
Inventory	2,844	1,859
Prepaid expenses and other current assets	(11,154)	169
Prepaid partnership costs	(2,245)	(4,752)
Operating lease right-of-use asset	(30,112)	(20,502)
Other non-current assets	6	(7)
Accounts payable	12,626	(13,275)
Due to related party	(91)	44
Accrued expenses and other current liabilities	(3,379)	3,984
Accrued interest	(132)	718
Deferred revenue	825	(629)
Lease incentive liability	(44)	(48)
Operating lease liability	25,744	16,081
Other noncurrent liabilities	1,350	(4,258)
Net cash used in operating activities	$(93,266)	$(57,280)

Cash flows from investing activities
Purchase of property and equipment	(56,480)	(16,905)
Capitalization of internal-use software	(626)	(348)
Lease incentives received	—	605
Cash paid for acquisition of 2Predict	(200)	—
Net cash used in investing activities	$(57,306)	$(16,648)

Cash flows from financing activities
Due from employees for taxes paid on partial recourse notes	(8,341)	(1,019)

Volta Inc.

Consolidated Statements of Cash Flows

Proceeds from issuance of Series D Preferred Stock	28,721	69,194
Proceeds from issuance of Series D-1 convertible notes	—	20,550
Proceeds from issuance of Series D-1 convertible notes - related party	—	9,600
Proceeds from issuance of long term debt		24,694
Payments of long term debt	(8,167)	—
Proceeds from PPP loan	—	3,193
Payment of PPP Loan	(3,195)	—
Proceeds from exercise of stock options	1,497	104
Payment of issuance costs related to Series D and D-1 Preferred Stock	(1,290)	(3,784)
Payment of debt issuance costs	—	(662)
Proceeds from financing activity	—	446
Payment of financing activity principal	(620)	(340)
Proceeds from Reverse Recapitalization and PIPE Financing	350,146	—
Proceeds from exercise of common stock warrants - related party	2	—
Proceeds from refunds of transaction costs related to Reverse Recapitalization	4,108	—
Payment of transaction costs related to Reverse Recapitalization	(9,048)	—
Net cash provided by financing activities	$353,813	$121,976

Effect of exchange rate changes on cash and cash equivalents	213	—
Net increase in cash and cash equivalents	203,454	48,048
Cash and cash equivalents, beginning of period	58,806	10,758
Cash and cash equivalents, end of period	$262,260	$58,806

Supplemental disclosures of cash flow information
Cash paid for interest	6,534	4,275
Cash paid for taxes	—	9

Non-cash investing and financing activities
Purchases of property and equipment not yet settled	3,657	4,813
Conversion of redeemable convertible Preferred Stock into common stock in connection with the Reverse Recapitalization	210,030	—
Initial recognition of operating lease right-of-use asset	30,612	21,461
Initial recognition of operating lease liability	29,036	18,077
Class B common stock warrants issued in satisfaction of services rendered	—	749
Forfeiture of shares to settle promissory notes collateralized to common stock	9,359	—
Cashless exercise of Legacy Volta Preferred Stock Warrants	1,944
Common stock issued for acquisition of 2Predict	1,220	—

Volta Inc.

Consolidated Statements of Cash Flows

Issuance of Series D-1 Preferred Stock in satisfaction of debt and other liabilities	—	42,021
Secondary sales of common stock pledged against partial recourse notes - related party	—	3,736

Volta Inc.

Notes to Consolidated Financial Statements

Note 1 - Description of Business
Volta Inc. is a holding company for its wholly-owned subsidiaries, Volta Charging Industries, LLC, Volta Charging, LLC, Volta Charging Services, LLC, Volta Canada Inc., Volta Charging Germany GmbH, Volta France SARL, and Volta Media, LLC (inactive) (collectively, the “Company” or “Volta”). The new wholly-owned subsidiary, Volta Canada Inc, was formed on March 25, 2021. Volta Charging Germany GmbH and Volta France SARL were formed on April 13, 2021. The Company is headquartered in San Francisco, California. The Company operates a network of smart media-enabled charging stations for electric vehicles across the U.S. In addition, the Company utilizes the network to decarbonize the transportation sector and accelerate electric vehicle adoption by providing sponsored charging to drivers. Revenue is derived primarily by selling paid content on the media-enabled charging station network, installing and maintaining charging stations.

On August 26, 2021 (“Closing Date”), Tortoise Acquisition Corp. II (“Tortoise Corp II”) consummated the Reverse Recapitalization contemplated by the Business Combination Agreement, by and among Tortoise Corp II, SNPR Merger Sub I, Inc., SNPR Merger Sub II, LLC, and Legacy Volta. On the Closing Date, and in connection with the closing of the Business Combination Agreement (the “Closing”), Tortoise Corp II was renamed Volta Inc. and began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “VLTA”. The Company's public warrants also trade on the NYSE under the ticker symbol “VLTA WS”.

A substantial portion of the Company’s operations and assets are located in the U.S., and all of its revenues are attributable to customers located in the U.S.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in conformity with GAAP and include the accounts and operations of Volta Inc. and its wholly-owned subsidiaries. Volta Charging, LLC is the primary U.S. operating subsidiary of the Company. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to management’s estimates and assumptions include, but are not limited to, assumptions underlying the determination of the stand-alone selling (“SSP”) prices for performance obligations within revenue arrangements, the fair value of consideration payable to a customer in revenue arrangements, allowance for doubtful accounts, inventory valuation, stock-based compensation, tax valuation allowance, warrant valuation, incremental borrowing rate for right-of-use (“ROU”) assets and lease liabilities, lease term, the valuation and useful lives of property and equipment, goodwill and intangibles, term loan payable, PPP loan balance, and the valuation of assets acquired and liabilities assumed for the Reverse Recapitalization.

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

Segment reporting

For the years ended December 31, 2021 and 2020, the Company was managed as one operating segment as we only report financial information on an aggregate and consolidated basis to the President and CEO, our Chief Operating

Volta Inc.

Notes to Consolidated Financial Statements

Decision Makers (“CODM”), who regularly review financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company has different revenue streams, the CODM managed the Company as a whole and made decisions at the consolidated level. There are no segment managers who are held accountable for operations, operating results, and plans for components or types of products or services below the consolidated unit level. As of December 31, 2021, a substantial portion of our long-lived assets were located in the United States and all revenue was earned in the United States.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have no material effect on previously reported results of operations or loss per share.

Cash, cash equivalents, and restricted cash

Cash and cash equivalents include on-demand deposits with banks and a mutual fund, respectively, for which cost approximates the fair value and restricted cash. Restricted cash as of December 31, 2021 includes $0.1 million held in escrow related to payments to contractors. As of December 31, 2020, there was no balance within restricted cash.

Accounts receivable and allowance for doubtful accounts

Accounts receivable primarily include amounts related to receivables from our sales of media and installation of stations. We provide an allowance against accounts receivable for the amount we expect to be uncollectible. We write-off accounts receivable against the allowance when they are deemed uncollectible.

Unbilled receivables result from amounts recognized as revenues but not yet invoiced as of the consolidated balance sheet date. The Company had $0.8 million in unbilled receivables as of both December 31, 2021 and 2020 related to network development revenue, which are included in the accounts receivable balance on the accompanying consolidated balance sheets.

The Company had no allowance for doubtful accounts in the year ended December 31, 2021. The Company recorded $53 thousand allowance for doubtful accounts in the year ended December 31, 2020.

Concentration of risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is held on deposit with high-credit quality financial institutions. Such deposits may at times exceed federally insured limits. The Company has not experienced losses in accounts.

As of December 31, 2021, three customers accounted for 30.5%, 18.7% and 22.0% of the Company's accounts receivable balance, respectively. As of December 31, 2020, one customer accounted for 59.5% of the Company's accounts receivable balance. For the year ended December 31, 2021, two customers accounted for 27.4% and 12.1% of the Company's revenue, respectively. For the year ended December 31, 2020, two customers accounted for 63.0% and 16.1% of the Company's revenue, respectively. Revenue generated by these customers arises from a portfolio of contracts with multiple, separate, legal entities. The Company mainly mitigates concentration risk as all contracts are executed with these separate, legal entities.

As of December 31, 2021, no vendor accounted for more than 10% of the Company's accounts payable orders. As of December 31, 2020, one vendor accounted for 21.7% of the Company's accounts payable orders. The Company mitigates concentration risk by maintaining contracts and agreements with alternative suppliers and is actively expanding its supplier network.

Volta Inc.

Notes to Consolidated Financial Statements

Fair value of financial instruments

The Company evaluates the fair value measurements of all financial assets and liabilities. Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

A three-tiered hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value. This hierarchy requires that the Company use observable market data, when available, and minimize the use of unobservable inputs when determining fair value:

•Level 1, observable inputs such as quoted prices in active markets;
•Level 2, inputs other than the quoted prices in active markets that are observable either directly or indirectly;
•Level 3, unobservable inputs in which there is little or no market data, which requires that the Company develop its own assumptions.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Foreign currency

The functional currency of our foreign subsidiaries is the local currency or U.S. dollar depending on the nature of the subsidiaries' activities. Monetary assets and liabilities, and transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate in effect at the end of the period and are recorded in the current period consolidated statement of operations and comprehensive loss. Gains and losses resulting from remeasurement are recorded in foreign exchange gains (losses), net within other expense, net in the accompanying consolidated statement of operations and comprehensive loss. Subsidiary assets and liabilities with non-U.S. dollar functional currencies are translated at the month-end rate, retained earnings and other equity items are translated at historical rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative translation adjustments are recorded within accumulated other comprehensive income, a separate component of total shareholders' (deficit) equity.

Inventory

Inventory consists of finished goods in the form of assembled charging stations. Inventory is measured using the first-in, first-out (“FIFO”) method and stated at the lower of cost or net realizable value as of December 31, 2021 and 2020. The value of inventories is reduced by estimates for excess and obsolete inventories. The estimate for excess and obsolete inventories is based upon management’s review of utilization of inventories in light of projected sales, current market conditions, and market trends. The Company monitors inventory to identify events that would require impairment due to obsolete inventory and adjusts the value of inventory when required. Inventory losses of $0.6 million and $0 were incurred during the years ended December 31, 2021 and 2020, respectively.

Prepaid partnership costs

Prepaid partnership costs consist of licensing fees paid to site partners in Network Development arrangements for the exclusive right to display media on media-enabled charging stations in advance of the lease commencement date. Upon lease commencement, the costs are included in the right-of-use asset (“ROU”) asset balance.

Property and equipment

Volta Inc.

Notes to Consolidated Financial Statements

Property and equipment are stated at cost, less accumulated depreciation and amortization. The cost of maintenance and repairs is expensed as incurred, and expenditures that extend the useful lives of assets are capitalized. Charging stations, digital media screens, capitalized research and development equipment, computers and equipment, and furniture are depreciated and amortized using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term, ranging from two to five years. Depreciation and amortization expense (excluding intangibles amortization) for the years ended December 31, 2021 and 2020 is $10.6 million and $6.5 million, respectively.

Asset	Useful Lives (In Years)
Charging stations and digital media screens	5-10
Capitalized research and development equipment	2-5
Computers and equipment	3-5
Furniture	5
Leasehold improvements	2-5
Capitalized software	3

Construction in progress includes all costs capitalized related to projects, primarily related to installation of assets that have yet to be placed in service and in-process engineering activities. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the consolidated balance sheets, and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss in the period realized.

For the years ended December 31, 2021 and 2020, losses of $1.9 million and $16.1 thousand, respectively, related to construction in progress that was damaged or abandoned were recognized in other operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

Capitalization of software costs and software implementation costs in a cloud computing arrangement

The Company accounts for the costs of software developed for internal use by capitalizing costs incurred during the application development stage to property and equipment, net on the accompanying consolidated balance sheets. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company amortizes the capitalized costs of internal-use software on a straight-line basis over the estimated useful lives of the assets. The Company recognizes the amortization in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss.

The Company capitalizes qualified implementation costs incurred in a cloud computing or hosting arrangement that is a service contract for which it is the customer. These capitalized implementation costs are recorded within property and equipment, net, on the consolidated balance sheets and are amortized over the fixed, non-cancellable term of the associated hosting arrangement or the estimated useful life of the asset on a straight-line basis. Costs incurred during the preliminary project stage, and post-implementation activities, are expensed as incurred.

Intangible assets

Definite-lived intangible assets primarily consist of intellectual property of 2Predict, for which the weighted-average useful life is 1.5 years. Total amortization expense for capitalized software and capitalized software implementation costs within depreciation and amortization for the years ended December 31, 2021 and 2020 is $0.6 million and $0, respectively.

Impairment of long-lived assets and intangibles

Volta Inc.

Notes to Consolidated Financial Statements

Intangible assets with finite lives are amortized over their useful lives and reported net of accumulated amortization. The Company evaluates its long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Although the Company has accumulated losses, the Company believes that the future cash flows will be sufficient to exceed the carrying value of the Company’s long-lived and intangible assets. As of December 31, 2021 and 2020, the Company determined that no events or changes in circumstances existed that would otherwise indicate any impairment of its long-lived or intangible assets.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company accounts for goodwill in accordance with Accounting Standards Update (“ASU”) 350, Intangibles - Goodwill and Other Intangible assets, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets having indefinite useful lives. ASC 350 requires goodwill to be carried at cost, prohibits the amortization of goodwill and requires the Company to test goodwill for impairment at least annually. Volta evaluates its goodwill for impairment annually, in the fourth quarter, or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then the goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, an impairment loss is recognized in an amount equal to the difference. There was no impairment of goodwill for the year ended December 31, 2021.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The lease liabilities and corresponding ROU assets are recognized on the consolidated balance sheets. The Company determines if an arrangement contains a lease at inception. The Company recognizes an ROU asset and a lease liability at the lease commencement date for operating leases with terms greater than 12 months. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. The initial measurement of ROU assets is comprised of the initial amount of the lease liability, adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received. ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus any initial direct costs, plus (less) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. The lease expense is recognized on a straight-line basis over the lease term. The Company does not have material financing leases as of December 31, 2021.

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

Variable lease payments associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are recognized in other operating (income) expenses in the consolidated statements of operations and comprehensive loss.

Volta Inc.

Notes to Consolidated Financial Statements

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

During the fourth quarter of 2021, Volta changed the calculation of the short-term lease liability from a method that determines the short-term liability, net of interest, on a monthly basis to a method that determines the balance on a yearly basis, resulting in a decreased short-term liability balance and increased long-term liability balance. Diversity in practice exists in the absence of specific guidance on the method of calculating the short-term liability under ASC 842, and both the former and current approaches are considered acceptable. The impact from this change arises due to some monthly payments, net of interest, falling below zero and out of short-term liability classification, while those amounts would be included in short-term liability in an annual calculation of payments, net of interest. While the short-term and long-term lease liability balances are impacted by the change, the impact extends to classification and presentation only, and the total lease liability remains the same.

This change is due to the implementation of a new lease accounting system in Q4 2021, and is considered a change in accounting methodology that does not have a material impact on our consolidated financial statements. We applied this change prospectively in accordance with GAAP.

In April 2020, the FASB provided for an optional practical expedient that simplifies how a lessee accounts for rent concessions that are a direct consequence of the COVID-19 pandemic. The practical expedient provides that, for eligible leases, the lessee may choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract. Instead, lessees may account for COVID-19 related rent concessions either (i) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract or (ii) as a lease modification. Eligible leases are those for which the concession is COVID-19 related and the changes to the lease do not result in a substantial increase to the rights of the lessor or the obligations of the lessee. The Company has elected to apply the practical expedient for all eligible lease modifications, resulting in the rent concession being recorded as a negative variable lease cost and recognized in the consolidated statements of operations and comprehensive loss in that period.

Debt issuance costs

The Company accounts for the costs incurred in connection with borrowings under financing facilities as deferred and amortized over the life of the related financing on a straight-line basis which approximates the effective interest method. During the years ended December 31, 2021 and 2020, the Company deferred and capitalized costs related to the issuance of the term loans approximating $0 and $0.6 million, respectively, and amortized $0.3 million for each year, of deferred debt issuance costs as interest expense, net, in the accompanying consolidated statements of operations and comprehensive loss (see Note 10 - Debt Facilities).

Equity issuance costs

Transaction costs related to issuing an equity instrument are accounted for as equity issuance costs and presented as a deduction from the carrying value of the equity instrument. Equity issuance costs are a reduction to the proceeds allocated to the equity component. For the year ended December 31, 2020, Legacy Volta raised $99.3 million through sales of Legacy Volta Series D and D-1 Preferred Stock resulting in $4.5 million of equity issuance costs, of which $3.8 million was paid in cash and $0.7 million was paid as Legacy Volta Class B common stock warrants. For the year ended December 31, 2021, the Company raised $28.7 million through sales of Legacy Volta Series D Preferred Stock, resulting in $1.3 million of equity issuance costs, which was paid in cash. As a part of the Closing all Legacy Volta Series D, Legacy Volta D-1 Preferred Stock, and Legacy Volta Class B common stock were converted to Volta Inc. Class A common stock (Note 12 - Stockholders’ (Deficit) Equity and Stock-Based Compensation).

Volta Inc.

Notes to Consolidated Financial Statements

Stock warrants

Legacy Volta historically classified Preferred Stock warrants issued in connection with certain historical debt arrangements as long-term liabilities on the consolidated balance sheets at their estimated fair value because the underlying Preferred Stock was contingently redeemable. At initial recognition, the warrants were recorded at their estimated fair value calculated using the Option Pricing Model (“OPM”) Backsolve approach, under the market method. The Company does not currently have any Preferred Stock warrants.

The Company’s common stock warrants are freestanding warrants that were issued by Legacy Volta in connection with certain debt and equity financing transactions (“Legacy Volta Warrants”). At the Closing, the Legacy Volta Warrants were converted into warrants to purchase Volta Class A common stock (“Converted Warrants”). The Converted Warrants were classified as equity instruments at the grant date fair value calculated using the OPM Backsolve approach and were not subject to revaluation at the consolidated balance sheet date. Additionally, Tortoise Corp II sold Public Warrants and issued Private Warrants. The warrants are convertible to Volta Class A common stock. As the Public Warrants and Private Warrants do not meet the criteria for equity treatment, they are recorded as liabilities on the consolidated balance sheets. Accordingly, the Company classifies the Private Warrants and Public Warrants as liabilities and records them at fair value, with the change recorded in the change in fair value of warrant liability in the accompanying consolidated statements of operations and comprehensive loss.

Revenue recognition

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

The Company generally considers a sales contract and/or agreement with an approved purchase order as a customer contract provided that collection is considered probable, which is assessed based on the creditworthiness of the customer. The Company combines contracts with a customer if contracts are entered into at or near the same time with the same customer and are negotiated with a single commercial substance or contain price dependencies. As it enters contracts with customers, the Company evaluates distinct goods and services promised in the contract to identify the appropriate performance obligations. The performance obligations include advertising services, charging stations, which include AC and DCFC stations, installation services, operation and maintenance services, installed infrastructure, regulatory credits and SaaS. The Company generally contracts with customers at fixed amounts and has not experienced significant returns or price concessions and discounts to contacted terms. To the extent the Company is entitled to variable consideration on the sale of goods or services, it will estimate the amount it expects to collect as part of the transaction price provided it is probable that a significant reversal of revenue will not occur when the uncertainty related to variable consideration is resolved.

When a contract contains multiple performance obligations, the Company allocates the transaction price to each performance obligation using the relative SSP method. The determination of SSP is judgmental and is based on the price the Company would charge for the same good or service if it were sold separately in a standalone sale to similar customers in similar circumstances. As the charging stations, installation and operation and maintenance services are never sold separately, the Company utilizes an expected cost plus a margin approach to determine the SSP for each of the separate performance obligations. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

For revenue generated from contracts with customers involving another party, the Company considers if we maintain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, collection risk, and discretion in establishing prices. When the Company controls the performance of contractual obligations to the customer, it records revenue at the gross amount paid by the customer with amounts paid as commissions to Agents as cost of services.

Volta Inc.

Notes to Consolidated Financial Statements

Disaggregation of revenue

The Company's operations represent a single operating segment based on how the Company and its CODM manage its business. The Company disaggregates revenue by major category in the table below based on what it believes are the primary economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows from these customer contracts.

	Year ended December 31,
	2021	2020
Revenues	(in thousands)
Behavior and Commerce	$25,961	$8,014
Network Development	5,224	10,598
Charging Network Operations	676	706
Network Intelligence	450	133
Total revenues	$32,311	$19,451

Behavior and Commerce

Behavior and Commerce revenue is generated by displaying paid media content on the Company's network of media-enabled charging stations. Parties pay for content either directly or through their relationships with advertising agencies, based on the number of impressions delivered over the contract term, which is typically less than one year. Behavior and Commerce revenue is recognized over time as the impressions are displayed on media-enabled charging stations over the contract term. The Company typically bills customers in advance on a monthly basis, and payments are typically due within one month after content delivery. Behavior and Commerce revenue is recorded in service revenue in the accompanying consolidated statements of operations and comprehensive loss.

Network Development

Network Development revenue consists of revenue generated through installation services, operation and maintenance services offered over the contract term, installed infrastructure for utility companies and charging station products. Revenue from installation services is recognized over time using an input method based on costs incurred to measure progress toward complete satisfaction of the performance obligation. Revenue from operation and maintenance services is recognized over the term of the arrangement as the services are performed. Revenue from the sale of installed infrastructure is recognized at a point in time when control of the installed infrastructure is transferred to the customer. Revenue from charging stations is recognized at the point in time when control of the charging station is transferred to the customer, which is typically when the charging station is delivered at the designated customer site.

If the arrangement contains a lease, it is accounted for in accordance with ASC 842, Leases. In some arrangements, the Company has executed a sale and leaseback of the digital media screens (sale leaseback) and has also acquired the right to control the use of the location to advertise over a set term (location lease) (see Note 10 - Debt Facilities). During the construction phase, the Company does not control the underlying asset on the customer’s property. As the leaseback qualifies as a financing arrangement, the Company will not record a sale for accounting purposes of the digital media screen and will depreciate that asset over its useful life. For contractual payments that do not exceed the fair value of the location lease obligation, the Company records a lease liability and an associated ROU asset based on the discounted lease payments. In some instances, the Company may receive a lease incentive from the lessor which is recorded as a reduction to the ROU asset.

The determination of the transaction price for Network Development revenue may require judgment and can affect the amount and timing of revenue. The transaction price is based on the consideration that the Company expects to

Volta Inc.

Notes to Consolidated Financial Statements

be entitled to for providing the Network Development products and services on a standalone basis. Almost all the transaction price is based on fixed cash consideration received from customers. The transaction price is allocated between lease and non-lease components based on a relative-selling price basis. However, in arrangements where the Company pays consideration to a customer for a distinct good or service, the consideration payable to a customer is limited to the fair value of the distinct good or service received by the customer. If the contractual payments for the location lease of this arrangement are in excess of fair value, then the Company will estimate the excess contractual payments over fair value and record that amount as a reduction to the transaction price in the arrangement. The reduction to transaction price for consideration payable to a customer is recognized at the later of when the Company pays or promises to pay the consideration or when the Company recognizes the related revenue for the transferred products and services. The Company reduced the transaction price and recognized consideration payable to a customer of $0.6 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.

The Company typically bills the customer upon contract inception for charging stations and installation services and bills the customer on a quarterly basis for operation and maintenance services. Payments are typically due within one month after billing. Revenue generated through infrastructure development services, installation services, operation and maintenance services and installed infrastructure is recorded in service revenue in the accompanying consolidated statements of operations and comprehensive loss. Revenue generated through charging station products is recorded in product revenue in the accompanying consolidated statements of operations and comprehensive loss.

Charging Network Operations

Charging Network Operations revenue correlates to usage of stations, and are currently, primarily generated by selling regulatory credits or LCFS credits to other regulated entities. The Company recognizes revenue from regulatory credits at the point in time when the regulatory credits are sold to the customer. Costs associated Charging Network Operations are composed of a minor amount of personnel-related costs which is presented in selling, general and administrative in the accompanying consolidated statements of operations and comprehensive loss. Charging Network Operations revenue is recorded in other revenue in the accompanying consolidated statements of operations and comprehensive loss.

Network Intelligence

Network Intelligence revenue is generated through the delivery of SaaS to the customer. The Company recognizes Network Intelligence revenue ratably over the contract term on a time-elapsed basis as the SaaS is performed over the license period. Network Intelligence revenue is recorded in other revenue in the consolidated statements of operations and comprehensive loss. Most costs associated with Network Intelligence revenue qualify as internal use software and are capitalized and recorded within property and equipment, net on the accompanying consolidated balance sheets.

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

Remaining performance obligations

Volta Inc.

Notes to Consolidated Financial Statements

Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled receivable amounts that are expected to be recognized as revenue in future periods and excludes the performance obligations that are subject to cancellation terms. The remaining performance obligations related to advertising services, the sale of media-enabled charging stations, installation services and SaaS are expected to be recognized as revenue within the next twelve months and are recorded within deferred revenue on the accompanying consolidated balance sheets. The unbilled receivable amount was $0.8 million as of both December 31, 2021 and 2020. The total remaining performance obligations, excluding advertising services contracts that have a duration of one year or less, was $31.4 million as of December 31, 2021. As of December 31, 2021, the Company expects to recognize approximately 55.3% of its remaining performance obligations as revenues in the next twelve months, and the remainder thereafter, respectively.

Deferred revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the sale of media-enabled charging stations, and of installation and operation and maintenance services, and is recognized as revenue upon transfer control or as services are performed. The Company generally invoices customers in advance or in milestone-based installments. Revenue recognized for the years ended December 31, 2021 and 2020 that was included in the deferred revenue balance as of December 31, 2020 and 2019 was $2.9 million and $8.1 million, respectively. As of December 31, 2021, deferred revenue related to such customer payments amounted to $8.6 million, of which $8.5 million is expected to be recognized during the succeeding twelve-month period and is therefore presented as current.

Costs to obtain a contract with a customer

The Company elected to apply the practical expedient available under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, to not capitalize incremental costs of obtaining a contract, such as sales commissions, if the amortization period is less than one year. Commissions paid for certain sales of advertising are expensed as incurred because the amortization period would have been one year or less as most media campaigns are scheduled to run less than one year.

Sales commissions are also paid for obtaining a network development contract with a site host that purchases media-enabled charging stations and related services. As the typical contract term for these agreements exceeds one year, the Company does not apply this practical expedient. Sales commissions that are considered incremental and recoverable costs of obtaining a contract with a customer are capitalized and included in prepaid expenses and other current assets and other non-current assets on the consolidated balance sheets. The deferred costs are then amortized over the period of benefit consistent with the transfer of the goods and services to the customer to which the asset relates and is included in selling general, and administrative in the consolidated statements of operations and comprehensive loss.

The ending balances of assets recognized from costs of obtaining a contract with a customer were $44.6 thousand and $0.1 million included in prepaid expenses and other current assets as of December 31, 2021 and 2020, respectively, and $0.3 million included in other non-current assets for both years as of December 31, 2021 and 2020, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $0.1 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively. The Company did not recognize any contract cost impairment losses for the years ended December 31, 2021 and 2020.

Cost of revenues (excluding depreciation and amortization)

Costs of services

Costs of services consist of costs attributable to the Network Development revenue and Behavior and Commerce revenue. Costs associated with Network Development consist of costs associated with providing installation, operations and maintenance services, including personnel-related costs associated with delivering services, such as

Volta Inc.

Notes to Consolidated Financial Statements

salaries and benefits, and costs to install infrastructure for utility companies. Costs associated with Behavior and Commerce revenue consist of costs associated with providing advertising services, including related rental payments on location leases for the advertising displays, charging sites, station electricity, and labor costs directly related to service revenue-generating activities.

Costs of products

Costs of products consists primarily of hardware cost and shipping cost. Hardware cost primarily relates to AC and DCFC stations which includes the cost of station chassis, the electric vehicle chargers, media screens, sensors, routers, and computers.

Selling, general and administrative

Selling, general and administrative consists primarily of employee-related costs, including salaries, employee benefits, and stock-based compensation, repair and maintenance expenses on corporate facilities and equipment and marketing. Selling, general and administrative also consist of rebates and incentives received from utility companies for the installation of electric vehicle charging stations and related infrastructure. Additionally, for the years ended December 31, 2021 and 2020 research and development expenses included in selling, general and administrative were $1.2 million and $0.4 million, respectively.

Advertising expenses

The Company expenses advertising expenses as they are incurred. For the years ended December 31, 2021 and 2020, advertising expenses were $1.3 million and $0.3 million, respectively, and are included in selling, general and administrative in the accompanying consolidated statements of operations and comprehensive loss. The Company does not capitalize any advertising expenses.

Other expenses, net

Other expenses, net, consist primarily of the miscellaneous expenses or income that are not related to core business operations. For the years ended December 31, 2021 and 2020, other expenses, net primarily relate to property taxes.

Income taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

Management regularly assesses the ability to realize deferred tax assets recorded based upon the available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The Company accounts for uncertain tax positions in accordance with accounting standards which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2021, the Company recorded $2.0 million as an uncertain tax position related to

Volta Inc.

Notes to Consolidated Financial Statements

deferred revenue. The Company’s policy is to include penalties and interest related to income tax matters within the Company’s benefit from (provision for) income taxes.

Stock-based compensation

The Company accounts for all share-based payment awards granted to employees and non-employees based on the fair value of the awards on the date of the grant. For service-based awards, stock-based compensation is recognized in the consolidated statements of operations and comprehensive loss over the period during which the employee is required to perform service in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of stock options on the date of grant using the Black-Scholes OPM. The grant-date fair value of option awards is based upon the fair value of the Company’s common stock as of the date of grant, as well as estimates of the expected term of the awards, expected common stock price volatility over the expected term of the option awards, risk-free interest rates and expected dividend yield. Forfeitures are recognized as they occur. Compensation cost is recognized over the vesting period of the applicable award using the straight-line method. For service and performance-based restricted stock units and awards, the fair value is based on the closing price for the Company's common stock on the date of the grant. Compensation cost for service-based awards is recognized on a straight-line basis over the requisite service period. Compensation cost for performance-based awards is recognized on a straight-line basis over the requisite service period if it is probable that the performance condition will be satisfied given the awards vest upon achievement of the performance condition. For market-based awards, the fair value is measured on the grant date using a Binomial Lattice Valuation Model (“BLM”). The requisite service period is also determined through the use of a BLM. Compensation cost associated with awards granted with market-based vesting conditions is recognized over the requisite service period for each tranche using the accelerated attribution method even if the market condition is never satisfied.

Comprehensive loss and accumulated other comprehensive income

The components of comprehensive loss consist of net income loss and changes in foreign currency exchange rate translation. The changes in foreign currency exchange rate translation are excluded from earnings and reported as a component of stockholders’ (deficit) equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period, whereas revenues and expenses are translated at average exchange rates in effect during the period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income account in stockholders’ (deficit) equity. For the years ended December 31, 2021 and 2020, the Company had total comprehensive loss of $276.4 million and $70.6 million, respectively, and accumulated other comprehensive income of $0.2 million and $0, respectively.

COVID-19 impact

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic may continue to have a negative impact on the operations and customers of the Company. The impact on the business and the results of operations included decreased customer demand for advertising space due to the decrease in foot traffic at the site hosts as consumers were subject to stay at home and shelter-in-place orders around the United States, as well as the temporary halting of construction activities of the charging stations. In addition, the ability of the employees and the suppliers' and customers' employees to work may be impacted by individuals contracting or being exposed to COVID-19, which may significantly hamper the operations. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets, or a material change in the estimate of any contingent amounts recorded in the consolidated balance sheet as of December 31, 2021. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic. The consolidated financial statements reflect estimates and assumptions made by management as of December 31, 2021 and management continues to monitor the potential

Volta Inc.

Notes to Consolidated Financial Statements

impact. Events and changes in circumstances arising after December 31, 2021, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods. The Company applied for and received a $3.2 million loan under SBA as a part of the PPP Loan. While the Company received full forgiveness for the loan, the full amount of the loan was repaid in the year ended December 31, 2021 (see Note 10 - Debt Facilities).

Recent accounting pronouncements

Recently adopted accounting pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by, among other things, eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted the new standard on January 1, 2021. The adoption of this new standard did not have a significant effect on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill; rather, an entity will measure its goodwill impairment by the amount the carrying value exceeds the fair value of a reporting unit. The Company adopted this in the first quarter of the Company’s fiscal 2021. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements and related disclosures.

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU was subsequently amended by ASU 2018-19, ASU 2019-05 and ASU 2019-10. The guidance amended reporting requirements for credit losses for assets held at amortized cost basis and available-for-sale debt securities. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. ASU 2016-13, as subsequently amended for various technical issues, is effective for public, smaller reporting companies after December 15, 2022, and for interim periods within those fiscal years. If the Company were to lose Smaller Reporting Company status in 2022, the standard would be effective for the fiscal year beginning after December 15, 2021. The Company has not yet determined the potential effects of this ASU on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity and modifies the guidance on diluted earnings per share (“EPS”) calculations as a result of these changes. The standard can be applied on either a fully retrospective or modified retrospective basis by an entity. The standard would be effective for the fiscal year beginning after December 15, 2021. The Company does not expect a significant impact of this ASU on the consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms

Volta Inc.

Notes to Consolidated Financial Statements

and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. The disclosure requirements can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application. The Company has not yet determined the potential effects of this ASU on its consolidated financial statements.

Note 3 - Liquidity

The Company's consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2021, the Company incurred a net loss of $276.6 million and had negative cash flows from operating activities of $93.3 million. As of December 31, 2021, the Company had an accumulated deficit of $428.7 million and cash of $262.3 million.

In the quarter ended June 30, 2020, the Company’s revenues declined due to COVID-19. Customer demand for advertising space declined due to the decrease in foot traffic at the Company's site hosts as consumers were subject to shelter-in-place orders around the United States. Productivity and capital expenditures decreased as construction activities of the media-enabled charging stations were temporarily halted due to the shelter-in-place orders. Beginning in the first quarter of 2021, there has been a trend of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains. As economic activity has resumed and new EV sales have increased, revenue has increased since the last pre-COVID fiscal year.

In response, management implemented several plans to mitigate the impact of COVID-19 on the Company’s financial performance, including operating cost containment measures, payroll reductions, reduced capital expenditures, re-prioritization of high-value and essential sites, and raising capital through debt and equity transactions. Many of the Company's charging stations are located in close proximity to essential businesses, positioning the Company for recovery as shelter-in-place orders lift and consumers gradually return to in-person shopping. There are inherent uncertainties associated with predicting consumer behavior, particularly after the effects of COVID-19. Trends may or may not improve based on mitigating plans implemented by management.

Legacy Volta entered into a Business Combination Agreement with Tortoise Acquisition Corp. II. on February 7, 2021 and following the Closing, began trading on the New York Stock Exchange (NYSE) (see Note 1 - Description of Business). The Company raised aggregate cash proceeds of over $350.1 million in cash following the Reverse Recapitalization through the sale of shares of Volta Common Stock. Additional cash obligations in the next twelve months are expected to include investments in the operations and purchases to expand the business. Management has considered conditions and events which provide substantial doubt about the Company's ability to continue as a going concern over the 12 months following the issuance of the consolidated financial statements. The Company concluded that there is substantial doubt that the Company cannot continue as a going concern in the next twelve months based on reasonable information available to us as of the date of this analysis. No assurances can be provided that additional funding will be available at terms acceptable to the Company, if at all. If the Company is unable to raise additional capital, the Company may significantly curtail its operations, modify strategic plans and/or dispose of certain operations or assets.

Note 4 - Acquisitions

On April 21, 2021, the Company completed its acquisition of certain assets of 2Predict, from Praveen Mandal, the Company’s Chief Technology Officer. 2Predict uses artificial intelligence techniques to run next-level analytics on large data sets. 2Predict's data scientists provide advanced machine learning solutions and some of them will

Volta Inc.

Notes to Consolidated Financial Statements

continue to assist in developing Volta’s technology. The purchase price was $1.4 million, comprising $0.2 million cash and 182,188 issued shares of Volta Class A common stock valued at $1.2 million, paid on the acquisition date.

The acquisition of 2Predict was accounted for as a Business Combination according to ASC 805-10, Business Combinations. This method requires, among other things, that assets acquired and liabilities assumed in a Business Combination be recognized at their fair values as of the acquisition date. During 2021, the Company incurred immaterial third-party acquisition costs. These expenses are included in general and administrative expense of the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

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

The results of operations of 2Predict are included in the accompanying consolidated statements of operations and comprehensive loss from the date of acquisition. Pro forma results of operations for this acquisition have not been presented because the results of operations are not material to the consolidated statements of operations and comprehensive loss.

Note 5 - Correction of Immaterial Errors

In December 2021, the Company revised its consolidated statements of operations and comprehensive loss, consolidated statements of cash flows and consolidated balance sheets to reflect the correction of immaterial errors for the year ended December 31, 2020. The corrections to hardware costs of products sold and media panel fixed assets within the property and equipment, net caption is attributable to clerical errors. The corrections made to the consolidated statements of cash flows are reclassifications to correct the presentation of the cash flows and a correction to the cash paid for interest attributable to clerical errors.

As of March 31, 2021, December 31, 2020 and 2019 respectively, the correction to media panel fixed assets resulted in a $0.1 million, $1.8 million, and $1.1 million decrease in costs of products exclusive of depreciation and amortization with a corresponding cumulative increase in property and equipment, net of $3.0 million. These corrections to property and equipment, net and comprehensive loss are attributable to clerical errors related to the number of stations sold to customers subject to failed-sale accounting.

As of December 31, 2020, the correction made to the consolidated statements of cash flows to correct the presentation of the cash flows has a total impact of $2.7 million increase in net cash used in operating activities, a total impact of $3.0 million increase in net cash used in investing activities, and a total impact of $0.3 million decrease in cash provided by financing activities. As of December 31, 2020, cash paid for interest resulted in a $1.0 million decrease in the presentation of cash paid for interest in the supplemental disclosures of cash flow information. Property, plant, and equipment corrected for invoices not yet settled as of December 31, 2020 resulted in a disclosure of $4.8 million in non-cash purchases. The correction is attributable to classification errors related to the methodology to arrive at the amount.

Pursuant to ASC 250, Accounting Changes and Error Corrections issued by the Staff Accounting Bulletin 99, Materiality (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial to all periods. The correction was recorded as part of the activity within the consolidated statements of operations and comprehensive loss and the consolidated balance sheets for the year ended December 31, 2020, as reflected herein. Adjustments resulting from these error corrections had an immaterial impact on the Company’s previously reported net loss, net loss per share, total assets, total liabilities and stockholder’s deficit.

Note 6 - Reverse Recapitalization

Volta Inc.

Notes to Consolidated Financial Statements

As discussed in Note 1 - Description of Business, on the Closing Date, Volta Inc. (formerly Tortoise Corp II) consummated the Reverse Recapitalization and Legacy Volta received proceeds of $350.1 million. The proceeds included $300.0 million from certain accredited investors that agreed to purchase 30,000,000 shares of Volta Class A common stock in a private placement in connection with the Reverse Recapitalization (the “PIPE Financing”), and is net of $242.2 million in redemptions from issuance of common stock upon the Closing and includes $9.0 million of transaction costs of which the entire amount was paid by Legacy Volta as of December 31, 2021. Subsequent to the closing, the Company received refunds for the over-payment of transaction costs of $4.1 million as of December 31, 2021. These transaction costs consist of legal, accounting, and other professional services directly related to the Reverse Recapitalization. These one-time direct and incremental transaction costs incurred by the Company were recorded based on the activities to which the costs relate and the structure of the transaction; cost relating to the issuance of equity is recorded as a reduction of the amount of equity raised, presented in additional paid in capital, while all costs related to the warrants were estimated and charged to expense. The cash outflows related to these costs were presented as financing activities on the Company’s consolidated statement of cash flows. On the Closing Date, each holder of Legacy Volta’s Class A common stock received approximately 1.2135 shares of Volta’s Class B common stock, par value $0.0001 per share, and each holder of Legacy Volta’s Class B common stock received approximately 1.2135 shares of the Company’s Class A common stock, par value $0.0001 per share. See Note 11 - Warrants and Note 12 - Stockholders’ (Deficit) Equity and Stock-Based Compensation for additional details of the Company’s stockholders’ equity prior to and subsequent to the Reverse Recapitalization.

All equity awards of Legacy Volta were assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class A or Class B common stock based on an exchange ratio of approximately 1.2135.

Each Public Warrant and Private Warrant was unexercised at the time of the Reverse Recapitalization and was assumed by the Company and represents the right to purchase shares of the Company’s Class A common stock. Please refer to Note 11 - Warrants for additional detail.
The Reverse Recapitalization was accounted for with Legacy Volta as the accounting acquirer and Tortoise Corp II as the acquired company for accounting purposes. Legacy Volta was determined to be the accounting acquirer since Legacy Volta’s stockholders prior to the Reverse Recapitalization had the greatest voting interest in the combined entity, Legacy Volta comprises all of the ongoing operations and Legacy Volta’s senior management directs operations of the combined entity. Accordingly, all historical financial information presented in the consolidated financial statements represents the accounts of Legacy Volta and its wholly owned subsidiaries. Net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Volta Inc.

Note 7 - Fair Value Measurements

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the fair value measurements. All of the Company's cash and cash equivalents are classified within Level 1 as they are valued using quoted market prices or alternative pricing sources. The Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market. The senior secured term loan and PPP loan are classified within Level 2 as they are valued using market-based risk measurements that are indirectly observable, such as credit risk. Legacy Volta Preferred Stock warrant liabilities and the Private Warrants are classified within Level 3. The Preferred Stock warrant liabilities are measured by the OPM Back Solve approach under the market method. In determining the fair value of the private placement warrant liability, the Company used the BLM that assumes optimal exercise of the Company’s redemption option at the earliest possible date.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Volta Inc.

Notes to Consolidated Financial Statements

	Carrying Amount	Total	Level 1	Level 2	Level 3
December 31, 2020		(in thousands)
Liabilities
PPP loan	$3,193	$3,193	$—	$3,193	$—
Senior secured term loan	49,000	50,960	—	50,960	—
Preferred Stock warrant liability	698	698	—	—	698
Total	$52,891	$54,851	$—	$54,153	$698

December 31, 2021
Liabilities
Senior secured term loan	39,995	41,242	—	41,242	—
Private warrants	11,036	11,036	—	—	11,036
Public warrants	16,036	16,036	16,036	—
Total	$67,067	$68,314	$16,036	$41,242	$11,036

Level 2 valuation - senior secured term loan, PPP

The Company measures the fair value of the senior secured term loan using discounted cash flows and market-based expectations for credit risk and market risk. The carrying amount of the PPP loan approximated fair value due to the short-term nature of the loan.

Level 3 valuation - Legacy Volta Preferred Stock warrants and Private Warrants

The Company measured the value of its Legacy Volta Preferred Stock warrants on a recurring basis using the OPM Back Solve approach. The OPM Back Solve approach uses a Black-Scholes option pricing model to calculate the implied equity value of the Company. Once an overall equity value was determined, the aggregate amounts were allocated to the different classes of equity according to their rights and preferences. The inputs to the OPM Back Solve approach include time to liquidation, a risk-free interest rate, an assumption for a discount for lack of marketability and an assumed volatility based on the volatility of similar publicly traded companies. The Legacy Volta Preferred Stock warrants were exercised as of December 31, 2021.

The following table provides quantitative information regarding Level 3 Legacy Volta Preferred Stock warrants fair value measurement inputs at their measurement dates:

December 31, 2020
Expected dividend yield	—%
Risk-free interest rate	0.53%
Expected volatility	50.00%
Expected term (in years)	4.50

As of December 31, 2021, the Company has Private Warrants defined and discussed in Note 11 - Warrants. The warrants are measured at fair value on a recurring basis at the end of each reporting period using a BLM. The BLM's primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Closing was derived from observable Public Warrants pricing. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrants pricing. Accordingly, the Private Warrants are classified as Level 3 financial instruments. The Private Warrants were valued as of December 31, 2021 using the estimated fair value price of $1.86 per Private Warrant. The following

Volta Inc.

Notes to Consolidated Financial Statements

table provides quantitative information regarding Level 3 Private Warrants fair value measurement inputs at their measurement dates:

	August 26, 2021	December 31, 2021
Expected dividend yield	—%	—%
Risk-free interest rate	0.80%	1.18%
Expected volatility	33.40%	132.50%
Expected term (in years)	4.8	4.5

The changes in the fair value of the Private Warrants, Public Warrants and Legacy Volta Preferred Stock Warrants were as follows:

(in thousands)
December 31, 2019	$288
Increase in fair value of warrants	410
December 31, 2020	$698
Increase in fair value of Preferred Stock warrants	1,246
Release of liability upon exercise of Preferred Stock warrants	(1,944)
Addition of Private and Public Warrants	27,079
Release of liability upon exercise of Public Warrants	(1)
Decrease in fair value of Private and Public warrants	(7)
December 31, 2021	$27,071

There were no transfers of financial instruments between levels of the hierarchy for the years ended December 31, 2021 and 2020.

Note 8 - Property and Equipment, Net

Property and equipment, net, as of December 31, 2021 and 2020, consists of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Charging stations and digital media screens	$79,104	$43,114
Construction in progress: station hardware	33,434	17,566
Capitalized research and development equipment	2,689	974
Leasehold improvements	856	552
Computer and office equipment	1,459	974
Capitalized software	888	—
Development in progress: software	86	—
Furniture	229	210
Other fixed assets	3,736	811
Total property and equipment	122,481	64,201
Less accumulated depreciation and amortization	(24,753)	(14,843)
Property and equipment, net	$97,728	$49,358

Volta Inc.

Notes to Consolidated Financial Statements

Construction in progress is primarily composed of the charging stations that are pending installation completion. Depreciation and amortization expenses, excluding intangible amortization, were $11.2 million and $6.5 million for the years ended December 31, 2021 and 2020, respectively.

Note 9 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2021 and 2020 consists of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Charging station expenses	$5,393	$4,812
Lease incentive liability	2,354	4,038
Employee related expenses	9,239	3,713
Financing transaction costs	—	3,459
Deposit liability	850	2,509
Accrued interest	1,294	1,426
Other	1,038	1,576
Total accrued expenses and other liabilities	$20,168	$21,533

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

Note 10 - Debt Facilities

The Company’s outstanding debt instruments as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Term loans payable	$40,833	$49,000
PPP small business loan	—	3,193
Total outstanding loans payable	40,833	52,193
Less current maturities, net of debt issuance	15,998	9,988
Less unamortized debt issuance costs, non-current portion	838	1,173
Total loans payable, net of unamortized debt issuance costs and current term loan payable	$23,997	$41,032

Term loans payable

On June 19, 2019, the Company entered into a term loan agreement that provides for senior secured term loan facilities of up to $44.0 million, and on November 25, 2020, the maximum borrowings were increased to $49.0 million. The term loan bears interest on the total outstanding balance at 12% per annum and is secured by certain qualifying assets of the Company. Principal payments are due in equal monthly installments which began on July 1,

Volta Inc.

Notes to Consolidated Financial Statements

2021, and the term loan matures on June 19, 2024. These provisions expire on the earlier of loan termination, when the facility is fully drawn on, or two years after the Closing Date. As of December 31, 2021 and 2020, $40.8 million and $49.0 million of the principal was outstanding, and there was a debt discount of $0.8 million and $1.2 million, related to debt issuance costs, respectively. As of December 31, 2021 and 2020, accrued interest was $1.3 million and $1.4 million, respectively. Total payments on the principal balance for the year ended December 31, 2021 were $8.2 million, and no payments on the principal balance were made for the period ended December 31, 2020.

The term loan agreement contains certain covenants pertaining to reporting and financial requirements, as well as negative and affirmative covenants. If the Company does not meet its reporting requirements, the lenders have the right to request remedies, including an increase in the interest rate by 3.0% per annum, and an option to call the loan in the event of default. The lenders agreed to waive their right to call the debt as a result of violations of certain covenants.

Term loan payments by period as of December 31, 2021 are as follows:

Fiscal Year	(in thousands)
2022	$16,333
2023	16,333
2024	8,167
$40,833
PPP loan

In April 2020 the Company applied for and received a small business loan of $3.2 million through the PPP Loan. Although the Company received full forgiveness for the loan as the entire amount was used for eligible expenses under the program, the Company paid the entire balance of the PPP loan on October 12, 2021.

Financing obligations

For one customer, the Company has entered into multiple contracts to sell media-enabled charging stations and leaseback the digital media screens for a period of up to 10 years. The leaseback of the digital media screen is in excess of its useful life of 5 years. Therefore, the consideration received equal to relative standalone selling price for the digital media screens has been recorded as a financing transaction. This financing arrangement has been amortized over its 5-year term at the Company’s incremental borrowing rate at the time of the transaction. As of December 31, 2021 and 2020, the current portions of the financing obligation were $0.9 million and $0.7 million, respectively, which were included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Non-current portions as of December 31, 2021 and 2020 were $3.1 million and $3.8 million, respectively, which were included within other non-current liabilities on the accompanying consolidated balance sheets. The Company’s incremental borrowing rate for each of these transactions has ranged between 6.0%-16.7%.

As of December 31, 2021 future payments under financing obligations were as follows:

Volta Inc.

Notes to Consolidated Financial Statements

Fiscal Year	(in thousands)
2022	$1,250
2023	1,298
2024	1,132
2025	719
2026	312
Thereafter	58
Total future payments	4,769
Less amount representing interest	822
Total financing obligations	$3,947

Note 11 - Warrants

Legacy Volta Preferred Stock warrants
In connection with the Company’s prior debt financing agreements, Legacy Volta issued Preferred Stock warrants to purchase shares of Legacy Volta Series B Preferred Stock. During 2015, the Company issued warrants to purchase up to 209,029 shares of Series B Preferred Stock at an exercise price of $1.0475 per warrant expiring in July 2025.
On August 25, 2021, 208,993 shares of Legacy Volta Preferred Stock warrants were converted through a cashless exercise in accordance with the terms of the original warrant agreement to 253,613 shares of Class A common stock due to the application of the exchange ratio of approximately 1.2135.

As of December 31, 2021, none of the Legacy Volta Preferred Stock warrants remain outstanding. As of December 31, 2020, all Legacy Volta Preferred Stock warrants remained outstanding.

Legacy Volta common stock warrants

In connection with the Legacy Volta Series D issuance, the Company issued equity classified warrants to purchase 381,679 shares of Legacy Volta Class B common stock at an exercise price of $1.31, to the existing investors, during the year ended December 31, 2020. The Company valued the warrants at $0.76 per share upon issuance for a total amount of $0.3 million. As the warrants were issued in connection with the issuance of Legacy Volta Preferred Stock, the Legacy Volta Preferred Stock had equal and offsetting equity issuance costs of $0.3 million recorded in the consolidated balance sheet as of December 31, 2020. At Closing, each warrant to purchase Legacy Volta common stock was automatically converted to a warrant to purchase a number of shares of Volta Class A common stock equal to the product of (a) the number of shares of Legacy Volta common stock subject to such Legacy Volta warrant and (b) 1.2135, rounding down to the nearest whole number of shares, at an exercise price per share equal to (i) the exercise price per share for the shares of Legacy Volta common stock subject to such Legacy Volta warrant divided by (ii) 1.2135, rounding up to the nearest whole cent.

During the year ended December 31, 2021, 182,025 shares of Volta Class A common stock warrants were exercised at an exercise price of $0.01 per share for an immaterial amount.

During the year ended December 31, 2021, 188,638 shares of Volta Class A common stock warrants were exercised through a cashless exercise. As of December 31, 2021, 9,773,835 Volta Class A common stock warrants remained outstanding. As of December 31, 2020, all Legacy Volta common stock warrants remained outstanding.

Public and private warrants

As the accounting acquirer, Legacy Volta, is deemed to have assumed 8,621,715 Public Warrants and 5,933,333 Private Warrants that were held by TortoiseCorp II at an exercise price of $11.50. In accordance A&R Warrant

Volta Inc.

Notes to Consolidated Financial Statements

Agreement, dated August 26, 2021, between Volta, Computershare Inc. and Computershare Trust Company, N.A., collectively as warrant agent, the Public Warrants and Private Warrants for Class A common shares became exercisable on September 15, 2021. The warrants will expire five years after the completion of the Reverse Recapitalization, or earlier upon redemption or liquidation.

The Public and Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities on the condensed consolidated balance sheets. Accordingly, the Company classifies the warrants as liabilities and records them at fair value. As of December 31, 2021, 275 public and no private warrants have been exercised.

	Private Warrants	Public Warrants	Total common stock warrants
Outstanding as of December 31, 2020	—	—	—
Common stock warrants added upon the Reverse Recapitalization	5,933,333	8,621,715	14,555,048
Warrants exercised	—	(275)	(275)
Outstanding as of December 31, 2021	5,933,333	8,621,440	14,554,773

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

•Commencing 90 days after the warrants become exercisable, if the last sale price of Class A shares equal or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalization and the like) on the trading day prior to the date on which the Company sends a notice of redemption to the warrant holders. The Company can redeem the outstanding warrants for Volta Class A common shares a price equal to a number of Class A shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A shares.

No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder.

Note 12 - Stockholders’ (Deficit) Equity and Stock-Based Compensation

Prior to the Reverse Recapitalization, Legacy Volta had two classes of authorized common stock: Legacy Volta Class A common stock and Legacy Volta Class B common stock. Unvested shares issued upon early exercise of stock options for cash were not considered outstanding for accounting purposes because the employees holding these awards were not entitled to the rewards of stock ownership. There have been no early exercises other than those issued in exchange for partial recourse notes as of December 31, 2021. The holders of Legacy Volta Class A

Volta Inc.

Notes to Consolidated Financial Statements

common stock were entitled to one vote per share on any matter submitted to a vote of the stockholders of the Company; holders of Legacy Volta Class B common stock were entitled to receive dividends whenever funds were legally available and when declared by the Board of Directors.

Reverse Recapitalization

On the Closing Date and in accordance with the terms and subject to the conditions of the Reverse Recapitalization, each share of the Legacy Volta Class A common stock and Legacy Volta Class B common stock, par value $0.0001 per share, was canceled and converted into the right to receive the applicable portion of the Reverse Recapitalization composed of the Company’s Class B common stock and Company's Class A common stock, par value $0.0001 per share, respectively, as determined pursuant to the share conversion ratio. The share conversion ratio is approximately 1.2135.

PIPE Financing

Concurrently with the execution of the Business Combination Agreement, certain accredited investors entered into subscription agreements, each dated February 7, 2021, pursuant to which the investors agreed to purchase 30,000,000 shares of the Company’s Class A common stock in a private placement for aggregate gross proceeds of $300.0 million.

Convertible Preferred Stock

Prior to the closing, Legacy Volta had shares of Series A, Series B, Series C, Series C-1, Series C-2, Series D, and Series D-1 convertible Preferred Stock outstanding. Upon the Closing, the outstanding shares of Legacy Volta Preferred Stock were converted into shares of Legacy Volta Class B common stock then converted into Class A common stock of the Company at approximately 1.2135 per share, the exchange ratio established in connection thereof the Reverse Recapitalization. The following summarized the Company’s Preferred Stock conversion immediately after the Reverse Recapitalization:

	Preferred Shares	Conversion Ratio	Common stock
Series A redeemable convertible Preferred Stock	7,363,856	1.2135	8,936,039
Series B redeemable convertible Preferred Stock	11,090,568	1.2135	13,458,404
Series C redeemable convertible Preferred Stock	18,581,768	1.2135	22,548,976
Series C-1 redeemable convertible Preferred Stock	665,428	1.2135	807,497
Series C-2 redeemable convertible Preferred Stock	7,675,798	1.2135	9,314,581
Series D redeemable convertible Preferred Stock	13,266,042	1.2135	16,098,342
Series D-1 redeemable convertible Preferred Stock	8,283,574	1.2135	10,052,117
Total	66,927,034		81,215,956

Company’s common stock outstanding

Volta Inc.

Notes to Consolidated Financial Statements

	Authorized Shares	Issued and Outstanding Shares
December 31, 2021
Volta Class A common stock	350,000,000	152,218,214
Volta Class B common stock	50,000,000	9,887,185
Total common stock outstanding	400,000,000	162,105,399

December 31, 2020
Volta Class A common stock	48,540,000	13,185,808
Volta Class B common stock	104,361,000	11,510,629
Total common stock outstanding	152,901,000	24,696,437

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

Volta Preferred Stock

The Certificate of Incorporation of Volta filed with the Secretary of State of the State of Delaware on August 26, 2021, as the same may be amended, supplemented or modified from time to time provides that shares of Volta Preferred Stock may be issued from time to time in one or more series up to 10,000,000 shares. No such shares have been issued as of December 31, 2021.

Shares reserved for issuance

The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

Volta Inc.

Notes to Consolidated Financial Statements

	December 31, 2021	December 31, 2020
Redeemable Convertible Preferred Stock	—	76,493,917
Outstanding Public Warrants	8,621,440	—
Outstanding Private Warrants	5,933,333	—
Preferred Stock Warrants	—	190,210
Common stock warrants	9,773,835	10,156,090
Options and RSUs outstanding	41,152,791	6,307,307
Shares available for grant – 2014 Equity Incentive Plan	—	14,301,980
Shares available for grant – 2021 Equity Incentive Plan	14,357,382	—
Shares available for purchase - 2021 ESPP Plan	3,715,944	—
Total shares of common stock reserved	83,554,725	107,449,504

Employee Stock Purchase Plan

In connection with the Reverse Recapitalization, effective on August 26, 2021, the Board of Directors and Tortise Corp II’s shareholders adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) to allow employees of Volta, under Section 423 of the Internal Revenue Code of 1986 (the “Code”), and its service providers (outside Section 423 of the Code) to purchase shares of Class A Common Stock at a discount through payroll deductions and to benefit from stock price appreciation, thus enhancing the alignment of employee and stockholder interests.

The 2021 ESPP allows eligible employees and service providers to purchase shares of the Company’s common stock with a percentage or maximum dollar amount discounted through payroll deductions of up to 15% of eligible employee compensation, subject to any plan limitations. The purchase price of shares of common stock acquired by eligible employees or service providers will not be less than the lesser of: (i) an amount equal to 85% of the fair market value of the shares of common stock on the offering date; or (ii) an amount equal to 85% of the fair market value of the shares of common stock on the applicable purchase date. No offerings or purchases of common stock shares have taken place as of December 31, 2021. Subject to capitalization adjustments, the 2021 ESPP provides for the issuance of up to 3,715,944 shares of common stock as of December 31, 2021.

Equity Incentive Plans

Upon the Closing Date, Volta's Board adopted a new plan (which amended and restated the prior plan), the 2021 Equity Incentive Plan (“2021 EIP”) effective as of August 26, 2021. The 2021 EIP authorizes stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance-based awards, as well as certain other awards. As of December 31, 2021, 14,357,382 shares of common stock were available and reserved for issuance under the 2021 EIP. The amount of shares available and reserved for issuance under the 2021 EIP include the shares reserved for issuance under the Legacy Volta 2014 Equity Incentive Plan (“2014 EIP”). On the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, the number of shares available for issuance under the 2021 EIP will automatically increase in an amount equal to the lesser of (i) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of shares determined by the Board, with such shares to be Class A common stock. Under the 2021 EIP, the Company can grant stock options, stock appreciation rights, restricted stock, RSUs and certain other awards which are settled in the form of common shares under the 2021 EIP. No further awards will be granted under the Legacy Volta 2014 EIP. Additionally, upon the Closing Date, the Board adopted the Founder Incentive Plan (“FIP”) effective August 26, 2021. The FIP authorizes the grant of up to 10,500,000 aggregate RSUs to the Company's two Founders.

Stock option activity

Volta Inc.

Notes to Consolidated Financial Statements

Stock option activity and activity regarding shares available for grant under the Plan is as follows:

	Number of options outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life	Aggregate intrinsic value
			(in years)	(in thousands)
January 1, 2020	12,890,557	$0.76	8.6	$5,836
Options granted	5,319,061	1.05
Options exercised	(259,070)	0.49
Options forfeited	(281,669)	0.97
Options expired	(110,148)	0.76
December 31, 2020	17,558,731	$0.93	8.2	$30,881
Options granted	7,248,934	3.93
Options exercised	(12,796,353)	0.79
Options forfeited	(544,526)	2.53
Options expired	(2,022)	0.73
December 31, 2021	11,464,764	$2.66	8.3	$53,695

Options vested and exercisable as of December 31, 2020	1,947,361	$0.63	7.0	$4,734
Options vested and exercisable as of December 31, 2021	4,830,158	$1.30	7.4	$29,176

The aggregate intrinsic value of employee options exercised during the years ended December 31, 2021 and 2020 was $103.4 million and $0.5 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the date of the exercise and the exercise price for in-the-money options.

The weighted-average grant-date fair value of employee options granted during the years ended December 31, 2021 and 2020 was $3.56 and $0.45 per share, respectively. The weighted-average grant-date fair value of employee options forfeited during the years ended December 31, 2021 and 2020 was $2.20 and $0.38 per share, respectively. The weighted-average grant-date fair value of options that vested during the years ended December 31, 2021 and 2020 was $1.20 and $0.30 per share, respectively. The total fair value of options vested during the years ended December 31, 2021 and 2020 was $7.1 million and $0.9 million, respectively.

RSUs

In accordance with the FIP, the Company granted 10,500,000 RSUs to the founder and co-founder in August 2021. The fair value of the RSUs is measured on the grant date based on the value of the shares on the Closing Date. These grants vest on the earlier of January 1, 2022 or a qualified termination as defined in the FIP. The FIP was adopted upon Closing to replace that certain Volta Management Carve-Out Plan (the "Carve-Out-Plan"), pursuant to which in the event of a "liquidity transaction" (as defined in the Carve-Out Plan), Mr. Mercer and Mr. Wendel would each be eligible to receive 2% of the "aggregate proceeds" (as defined in the Carve-Out Plan), subject to their execution of a release of claims in favor of Legacy Volta. The terms and conditions of the FIP and the grant of RSUs to Mr. Mercer and Mr. Wendel were proposed to be adopted in exchange for the termination of the Carve-Out Plan, and such proposal was approved by the shareholders of TortoiseCorp II.

In accordance with the 2021 EIP, the Company granted RSUs to certain officers, executives, new hires, and key employees in November 2021 and December 2021. The fair value of the RSUs is measured on the grant date based on the closing price for the Company’s common stock. Typically, these grants vest over a three-year period from the date of issuance.

Volta Inc.

Notes to Consolidated Financial Statements

In addition to RSUs granted with service-based vesting conditions, the Company also granted RSUs with performance-based and market-based vesting conditions. Performance-based RSUs vest on the date that the Company achieves the targets specified within the grant agreements. The fair value of the awards is measured on the grant date based on the closing price of the Company’s common stock. The Company also granted RSUs with market-based vesting conditions to certain executives and designated employees in November and December 2021. Market-based RSUs vest on the date that the Company's stock price reaches certain thresholds specified within the grant agreements. The fair value of RSUs with market-based vesting conditions is measured on the grant date using a BLM. The requisite service period is also determined through the use of a BLM. Compensation cost associated with awards granted with market-based vesting conditions is recognized using an accelerated attribution method over the requisite service period even if the market condition is never satisfied.

A summary of the RSU activity for the year ended December 31, 2021 was as follows:

	Number of shares	Weighted-average grant date fair value
January 1, 2021	—	$—
RSUs granted	29,763,009	$10.70
RSUs vested	—	$—
RSUs forfeited	(75,000)	$12.10
December 31, 2021	29,688,009	$10.70

The weighted-average grant-date fair value of RSUs granted during the twelve months ended December 31, 2021 was $10.70 per share.

In addition to the awards outlined above, the Company approved the grant of 111,168 market-based RSUs and 1,349,591 service-based RSUs that were not yet communicated to employees as of December 31, 2021. As a result, these awards were not considered granted for accounting purposes during the year ended December 31, 2021.

Restricted Stock Awards

In accordance with the 2014 EIP, the Company granted restricted stock awards (“RSAs”) to certain officers in February 2021. The fair value of the RSAs is measured on the grant date based on the closing price for the Company’s common stock. These awards vested immediately on the date of issuance.

A summary of the restricted stock award activity for the year ended December 31, 2021 was as follows:

	Number of shares	Weighted-average grant date fair value
January 1, 2021
RSAs granted	6,916,950	$5.82
RSAs vested	(6,916,950)	$5.82
RSAs forfeited	—	$—
December 31, 2021	—	$—

Stock-based compensation

Stock-based compensation for options is estimated using the Black-Scholes option pricing model on the date of grant. The fair value of all options is amortized on a ratable basis over the required service periods of the awards, which are generally the vesting periods.

The weighted-average assumptions that were used in calculating such values during the years ended December 31, 2021 and 2020 were as follows:

Volta Inc.

Notes to Consolidated Financial Statements

	Year ended December 31,
	2021	2020
Expected dividend yield	—%	—%
Risk-free interest rate	0.7%	0.8%
Expected volatility	60.4%	48.1%
Expected term (in years)	5.8	6.0

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

In accordance with the 2021 FIP and EIP, the Company has granted RSUs that are subject to service-based vesting conditions, performance-based vesting conditions and market-based vesting conditions established by the Company’s Compensation Committee at the grant date. Compensation cost for the performance-based RSUs is recognized over the requisite service period if it is probable that the performance condition will be satisfied. The Company interprets the term “probable” to represent a greater than 70% likelihood that an event will occur. As of December 31, 2021, the Company determined that it is not probable that the performance conditions would be satisfied and has not recorded compensation cost associated with the performance-based awards.

Compensation cost associated with market-based RSUs is recognized over the requisite service period using the accelerated attribution method even if the market condition is never satisfied. As of December 31, 2021, the Company recognized $21.6 million in compensation costs associated with market-based RSUs.

The unrecognized compensation expense related to stock options and RSUs was $17.4 million and $196.5 million, at December 31, 2021 respectively, and is expected to be recognized over a weighted average period of 1.3 years and 1.65 years, respectively.

The Company estimated the fair value of its market-based RSUs on the grant date using a BLM incorporating the assumptions noted in the table below:

Year ended December 31, 2021
Expected dividend yield	—%
Risk-free interest rate	1.3%
Expected volatility	95.0%
Expected term (in years)	4.8

Correction of material error

On March 22, 2022, the Company filed Amendment No.1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 filed on November 12, 2021. The Amendment No.1 restated previously issued unaudited interim condensed consolidated financial statements as result of an improper assessment

Volta Inc.

Notes to Consolidated Financial Statements

of the accounting grant date of certain Company's RSUs, resulting in an understatement of stock-based compensation for the three and nine months ended September 30, 2021. Stock-based compensation expense for these RSUs should have been recognized during the reporting period ending September 30, 2021 as the accounting grant date for these grants occurred during that period.

Significant modifications

In July 2021, in connection with the resignation of the Company’s former chief financial officer, the Board of Directors approved the acceleration of 458,314 unvested stock options on the date of her resignation. The exercise period for 140,000 of the options not previously exercised with partial recourse notes was extended such that the vested shares will remain outstanding and exercisable through the original 10-year term of each respective option. The maturity date of the partial recourse notes issued in exchange for early exercises was also extended from the termination date of July 31, 2021 to December 15, 2021. The Company recorded incremental stock-based compensation expense of approximately $2.4 million for this combination of stock option modifications.

In addition, in August 2021, the Board of Directors approved the acceleration of all 110,418 stock options for two individuals in connection with their terminations. The modified options post-termination exercise period was extended such that the vested shares will remain outstanding and exercisable through the original 10-year term. The Company recorded incremental stock-based compensation expense of approximately $0.5 million for these stock option modifications.

The stock option modifications were measured as the excess of the fair value of the modified awards over the fair value of the original awards immediately before the modifications. The incremental stock-based compensation was recorded in selling, general and administrative expense, on the consolidated statement of operations for the year ended December 31, 2021.

Compensation expense

Compensation expense related to stock-based awards was recorded in selling, general and administrative in the accompanying consolidated statements of operations and comprehensive loss for $174.0 million and $5.3 million for the years ended December 31, 2021 and 2020, respectively.

Partial recourse promissory notes

As of December 31, 2021 and 2020, the Company had $0.2 million and $10.4 million of promissory notes outstanding from employees and former employees, issued for 186,124 and 1,036,124 restricted stock purchases of Legacy Volta Class A common stock, respectively, and 365,605 and 11,147,195 shares of stock options exercisable for Legacy Volta Class B common stock, respectively. The two remaining outstanding promissory notes for the exercise of stock options represent the aggregate exercise price of the options and carry an interest rate of 2.26%, and the principal and interest are due upon the earlier of (i) the tenth anniversary of the note’s issuance, or (ii) the date of a change of control. The promissory notes issued are collateralized by the shares issued in exchange for the note and were considered to be partial recourse as they may be surrendered at the then fair market value of a share of common stock as determined by the Board. The remainder up to 50% of the value of the original principal of the notes is collateralized by the assets of the borrowers. The amount payable is not limited to the fair value of the shares at the time of default or maturity. As such, the shares are not considered exercised for accounting purposes and the shares issued are not reflected as outstanding in the consolidated financial statements until the notes are repaid and the underlying stock options have vested.

During the year ended December 31, 2020, two employees transferred and sold fully vested 855,688 shares of Class B Common Stock at a price of $7.01 per share and the Company recognized $0.4 million for the portion of the partial recourse promissory note issued in December 2016 corresponding to the sold shares in notes receivable - employee on the consolidated balance sheets.

Volta Inc.

Notes to Consolidated Financial Statements

The promissory notes with current employees were required to be settled upon the Closing. The notes associated with three former employees were not required to be settled upon the change of control and going public and two remain outstanding as of December 31, 2021 in accordance with the terms of each respective note.

Volta Inc.

Notes to Consolidated Financial Statements
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

The following table presents the computation of basic and diluted net loss per share for the periods presented:

	Year ended December 31,
	2021		2020
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares

Numerator:
Net loss	$(242,163)	$(34,432)	$(12,199)	$(58,356)
Denominator:
Basic shares:
Weighted-average common shares, basic	59,034,393	8,393,797	1,616,740	7,733,885
Diluted shares:
Weighted-average common shares, diluted	59,034,393	8,393,797	1,616,740	7,733,885
Net loss per share attributable to common stockholders:
Basic	$(4.10)	$(4.10)	$(7.55)	$(7.55)
Diluted	$(4.10)	$(4.10)	$(7.55)	$(7.55)

The following weighted average shares of the potentially dilutive outstanding securities for the year ended December 31, 2021 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive given the net loss attributable to common shares. Therefore, the diluted net loss per share is the same as the basic net loss per share for the periods presented.

Volta Inc.

Notes to Consolidated Financial Statements

As a result of the Reverse Recapitalization, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding then by multiplying them by the exchange ratio of approximately 1.2135 used to determine the number of shares of common stock into which they converted. The common stock issued as a result of the redeemable convertible Preferred Stock conversion on the Closing Date was included in the basic and diluted net loss per share calculation.

	Year ended December 31,
	2021	2020
Anti-dilutive securities
Outstanding stock options - stock plan	30,602,803	6,094,945
Non plan option grants	—	212,363
Convertible Preferred Stock	—	76,493,917
Warrants for common stock	24,328,608	9,974,065
Warrants for Preferred Stock	—	190,210
Options and RSAs exercised under notes receivables	669,522	13,746,080
Unvested RSUs	29,688,046	—
Total anti-dilutive securities	85,288,979	106,711,580

Volta Inc.

Notes to Consolidated Financial Statements
Note 14 - Leases

The Company is a lessee in several noncancellable operating leases, primarily for office space and the use of spaces for the installation of its electric vehicle charging stations (“site leases”). These leases generally have an initial term ranging from five to ten years, with the option to extend the lease for one to five years. In connection with the leases, the Company had asset retirement obligations for the restoration of lease sites of $1.4 million and $0.8 million as of December 31, 2021 and 2020, respectively, in other non-current liabilities within the accompanying consolidated balance sheets.

Supplemental information related to leases within the consolidated balance sheets is as follows:

	December 31, 2021	December 31, 2020
Other operating leases information
Weighted-average remaining lease term (years)	8.0	7.9
Weighted-average discount rate	11.7%	13.8%

The Company received COVID-19 related rent concessions indicating that (i) the Company was not obligated to pay rent, or the entirety of the contractual rent, or (ii) the Company received interest-free rent deferrals for the period affected by lockdown measures. There were no such concessions recognized as negative variable lease cost for the year ended December 31, 2021. For the year ended December 31, 2020 the concessions recognized as negative variable lease cost were $0.2 million. The following lease costs were recognized in other operating (income) expenses within the accompanying consolidated statements of operations and comprehensive loss:

	Year ended December 31,
	2021	2020
	(in thousands)
Operating lease costs
Fixed lease cost	$11,944	$7,389
Variable lease cost	252	(79)
Total operating lease costs	$12,196	$7,310

Supplemental cash flow information related to leases is as follows:

	Year ended December 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$10,495	$6,838
ROU assets obtained in exchange for lease obligations
ROU assets obtained in exchange for operating lease liabilities	$27,517	$18,369
Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

Maturities of lease liabilities as of December 31, 2021 are as follows:

Volta Inc.

Notes to Consolidated Financial Statements

Fiscal Year	Leases
(in thousands)
2022	$13,474
2023	14,653
2024	14,167
2025	13,074
2026	12,164
Thereafter	39,361
Total undiscounted lease payments	106,893
Less imputed interest	(36,519)
Total lease liabilities	$70,374

As of December 31, 2021, there are additional operating leases that have not yet commenced of $8.9 million. These operating leases are expected to commence between fiscal year 2022 and fiscal year 2024 with lease terms of 4 to 9 years.

Note 15 - Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in claims and other legal matters, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these ongoing legal matters, individually and in aggregate, will have a material adverse effect on the Company’s consolidated financial statements.

As of December 31, 2021 and 2020, the Company had $0.6 million in accrued expenses and other current liabilities on the accompanying consolidated balance sheets for invoices totaling $1.4 million. In good faith, the Company disputed invoices for work performed in 2019. There are various disagreements between the Company and the vendor regarding these invoices. The Company disputes the underlying basis for these amounts and notified the vendor during the year ended December 31, 2020 of the Company’s intent not to pay.

Employee benefit plan

The Company has a 401(k) defined contribution savings plan that covers substantially all of its employees. The Company contributes a matching contribution of 4% of the employee's salary each month under applicable safe harbor rules. Employee contribution is also limited by annual maximum amount determined by the Internal Revenue Service. The Company made contributions of $1.0 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

Purchasing Obligations

In the normal course of business, Volta enters into contractual agreements of the purchase of goods and services to ensure availability and timely delivery. Current commitments for purchases reflect Volta's focus on expanding its charging network. As of December 31, 2021, Volta has contractually committed to a purchase of $3.8 million from key suppliers for capital assets, inventory, and services, in 2022.

Note 16 - Income Taxes

Volta Inc.

Notes to Consolidated Financial Statements

Loss before income taxes for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
United States	$(274,572)	$(70,546)
Foreign	(1,747)	$—
Loss before income taxes	$(276,319)	$(70,546)

The provision for income taxes for the years ended December 31, 2021 and 2020 was immaterial, and the individual components (current and deferred, federal and state) were all individually immaterial as well.

	Year Ended December 31,
	2021	2020
	(in thousands)
Current:
Federal	$—	$—
State	24	9
International	15	—
Deferred:
Federal	—	—
State	—	—
Total income tax provision	$39	$9

The difference between the tax provision at the statutory federal income tax rate and the provision for (benefit from) income tax as a percentage of loss before income taxes (effective tax rate) for the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Benefit from income taxes at U.S. federal statutory rate	$(58,027)	$(15,415)
State statutory rate	(12,014)	(2,916)
Foreign tax rate at statutory rate	15	—
Foreign tax rate differential	(207)	—
Change in valuation allowance	65,996	19,235
Stock-based compensation	1,987	442
Permanent differences	2,010	38
Alternative fuel vehicle credit	(2,706)	(1,384)
Other	2,985	9
Total provision for (benefit from) income taxes	$39	$9

The Company’s effective tax rate differs from the federal statutory rate primarily due to the change in valuation allowance, stock-based compensation, true-up of the prior year net operating loss (“NOL”), and the alternative fuel credit.

Volta Inc.

Notes to Consolidated Financial Statements

The components of net deferred tax assets as of December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2021	2020
Deferred tax assets:	(in thousands)
Net operating loss carryovers	$67,756	$35,596
Accruals, deferrals, and reserves	5,775	2,418
Operating lease liabilities	18,446	13,599
Stock compensation	32,601	196
Credits	11,502	8,796
Gross deferred tax assets	136,080	60,605
Valuation allowance	(111,613)	(45,617)
Gross deferred tax assets after valuation allowance	$24,467	$14,988
Deferred tax liabilities
Fixed Assets and intangibles	$(5,068)	$(2,930)
Operating lease right-of-use assets	(19,399)	(12,058)
Gross deferred tax liabilities	$(24,467)	$(14,988)
Net deferred tax assets	$—	$—

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. During the years ended December 31, 2021 and 2020, the valuation allowance increased by $66.0 million and $19.2 million, respectively.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the “ownership change” limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and other similar state provisions. Any annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

As of December 31, 2021, the Company had federal and state NOL carryforwards of approximately $268.8 million and $215.3 million (post apportionment), respectively, as reported on its tax returns available to reduce future taxable income, if any. If not utilized, these federal and state NOL carryforwards will begin to expire in the year ending December 31, 2036. As a result of the Tax Cuts and Jobs Act of 2017, $251.2 million in federal NOL carryforwards do not have an expiration date. As of December 31, 2021, the Company also has Alternative Fuel Vehicle Credit carryforwards of $11.5 million that will begin to expire in the year ending December 31, 2035 if not utilized.

The Company accounts for uncertain tax positions in accordance with accounting standards which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2021, the Company has recorded $2.0 million in uncertain tax position related to deferred revenue.

Volta Inc.

Notes to Consolidated Financial Statements
The Company’s policy is to include penalties and interest related to income tax matters within the Company’s benefit from (provision for) income taxes. As of December 31, 2021, the Company had no material accrued interest and penalties related to uncertain tax positions.

The 2018 through 2021 tax years generally remain subject to examination by U.S. federal and most state tax authorities.
Note 17 - Related Party Transactions

2Predict, Inc.

Prior to April 2021, the Company received services from 2Predict, a firm where a Volta officer is Co-Founder and CEO, and recognized expenses of $0.6 million for both years ended December 31, 2021 and 2020, respectively, in selling, general and administrative in the consolidated statements of operations and comprehensive loss. As of December 31, 2020, the Company maintained a balance of $0.1 million in accounts payable - due to related party for the consulting services received. As of December 31, 2021 the Company had no balance in accounts payable - due to related party for consulting services received as 2Predict, is no longer a related party as certain of its assets were acquired by the Company in April 2021 (see Note 4 - Acquisitions).

Related party loans

Legacy Volta issued a total of $30.2 million in convertible notes for the year ended December 31, 2020, of which $9.8 million was issued to Activate Capital Partners, LP, an entity where a former Volta Board member is the partner and Co-Founder, Virgo Hermes, LLC, an entity where a Volta Board member was a partner, Energize Ventures, LLC, where a Volta Board member is the Managing Partner, former Volta CFO Debra Crow, and Bauer Family Investments, a Volta investor and an affiliate of Volta's President. During the year ended December 31, 2021, the Company did not issue additional convertible notes. As of December 31, 2020, the total $9.8 million convertible notes issued to related parties had been converted into 2,721,956 shares of Series D-1 Preferred Stock at a conversion price of $3.77 per share for total proceeds of $10.3 million. The Series D-1 Preferred Stock shares were issued, collectively, to Activate Capital Partners, LP, Virgo Hermes, LLC, and Energize Ventures, LLC, the former Volta CFO, Debra Crow, and Bauer Family Investments. At Closing, the outstanding shares of 2,721,956 Legacy Volta Series D-1 Preferred Stock were converted into shares of Legacy Volta Class B common stock, which were then converted into 3,303,094 shares of Class A common stock of the Company through a cashless exercise, as determined by the share conversion ratio (see Note 12 - Stockholders’ (Deficit) Equity and Stock-Based Compensation).

Legacy Volta issued 9,374,786 shares of Legacy Volta Series D Preferred Stock during the year ended December 31, 2020, which upon the Closing were converted into 11,376,303 Class A common stock through a cashless exercise. Of the 9,374,786 shares of Legacy Volta Series D Preferred Stock, 169,485 shares were issued to 19 York Ventures, which is an entity founded by a Volta Board member, and to the current Chair of the Audit Committee, at $7.38 per share for total proceeds of $1.3 million. The 169,485 shares of Legacy Volta Series D Preferred Stock were converted into 205,670 Class A common stock of the Company in connection with the Reverse Recapitalization. During the year ended December 31, 2021, the Company issued 3,891,256 shares of Legacy Volta Series D Preferred Stock which upon the Closing, were converted into shares of Legacy Volta Class B common stock, which were then converted into 4,722,039 shares of Class A common stock of the Company through a cashless exercise. Of the 3,891,256 shares of Legacy Volta Series D Preferred Stock, 2,032,271 shares were issued to 19 York Ventures and Energize Ventures, LLC at $7.38 per share for total proceeds of $15.0 million, which upon the Closing, were converted into shares of Legacy Volta Class B common stock, which were then converted into 2,466,161 shares of the Company's Class A common stock (see Note 12 - Stockholders’ (Deficit) Equity and Stock-Based Compensation).

Common stock warrants

Volta Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2020, in connection with Legacy Volta's Series D issuance (see Note 11 - Warrants), the Company issued 531,679 Legacy Volta Class B common stock warrants for total value of $0.7 million, which upon the date of the Closing, were converted into 645,192 shares of the Company's Class A common stock of the Company through a conversion to Energize Ventures, LLC, and to Activate Capital Partners, LP for the consulting services provided during the fundraising, respectively (see Note 12 - Stockholders’ (Deficit) Equity and Stock-Based Compensation).

Promissory notes

All of the principal related to partial recourse promissory notes issued by the Company as of December 31, 2020 was used to exercise options for 9,271,877 shares of the Company's stock which upon the Closing were converted to 11,251,423 Class A common stock of the Company through a cashless exercise. The aggregate principal amount of promissory notes includes $0.7 million for taxes relating to 83(b) elections paid on the employees’ behalf and was recognized as notes receivable - employee on the consolidated balance sheet as of December 31, 2020. As part of the Reverse Recapitalization, all promissory notes with employees were required to be settled.

During the year ended December 31, 2021, the Company entered into promissory note agreements with certain executives where the Company loaned $8.6 million at an interest rate of 3.25%.

The promissory notes with current employees were required to be settled upon the Closing. The notes associated with three former employees were not required to be settled upon the Reverse Recapitalization, however one of the notes have been settled while the other two remain outstanding as of December 31, 2021. (see Note 12 - Stockholders’ (Deficit) Equity and Stock-Based Compensation).

Secondary Sales

During the year ended December 31, 2020, the CEO and the President of the Company transferred and sold fully vested 855,688 shares of Legacy Volta Class B Common Stock to 19York Ventures and EV Volta SPV, LLC, each an entity where a Volta Board member is a managing partner, at a price of $7.01 per share. The Company recognized $3.4 million for the difference between the purchase price and the fair value of $3.06 per share as of December 31, 2020 for the shares sold and transferred in selling, general and administrative in the consolidated statements of operations and comprehensive loss. The Company also recognized $0.4 million for the portion of the partial recourse promissory note issued in December 2016 corresponding to the sold shares in notes receivable - employee on the consolidated balance sheets.

Legacy Volta Class B common stock

During the year ended December 31, 2021, prior to the Reverse Recapitalization, Activate Capital Partners, LP exercised its Legacy Volta Class B common stock Warrants for 182,025 shares of Class A common stock at an exercise price of $0.01 per share for a total immaterial amount. Subsequent to the Reverse Recapitalization, Activate Capital Partners, LP, exercised 188,638 shares of Class A common stock warrants which were converted through a cashless exercise (see Note 12 - Stockholders’ (Deficit) Equity and Stock-Based Compensation).

Note 18 - Subsequent Events

The Company has evaluated events subsequent to December 31, 2021 and through the date the financials are made available. The following events occurring subsequent to the consolidated balance sheet date merited recognition or disclosure in these statements.

Executive Resignation

Volta Inc.

Notes to Consolidated Financial Statements
On March 26, 2022, Scott Mercer and Chris Wendel (the "Executives") resigned as Chief Executive Officer and President, respectively. Mr. Wendel’s resignation is effective immediately, while Mr. Mercer’s resignation effective date will be as of the earlier of (i) the filing date of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and (ii) April 29, 2022. The Board appointed Brandt Hastings as the Interim Chief Executive Officer, in addition to his current position as the Company’s Chief Revenue Officer, effective as of Mr. Mercer’s resignation described above. The Board has also formed a CEO Search Committee in order to identify a permanent replacement Chief Executive Officer. Mr. Mercer will serve as an independent advisor to the Board through March 31, 2023 in exchange for a $0.4 million consulting fee.

In connection with Mr. Mercer’s and Mr. Wendel’s resignation, the Executives entered into Separation Agreements with the Company wherein the parties agreed the Company will continue to pay their base salary for six months following the termination date and provide optional health insurance for up to twelve months pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA"). As a part of the Separation Agreements, all Class B common stock held by the Executives will be converted to Class A common stock in accordance with stated rights and preferences.

Additionally, the unvested RSU awards with market-based vesting conditions of 5,250,000 held by Mr. Mercer and 4,500,000 held by Mr. Wendel, granted on November 15, 2021, will not be forfeited, and will continue to vest under the original market-based vesting conditions, achievement of the applicable share price thresholds. The outstanding, unvested portion of stock options granted to the Executives prior to August 27, 2021, will become fully vested as of their respective termination dates. This will result in additional share-based compensation expense in the first and second quarters of 2022, the amount for which cannot be estimated at this time.

However, all other outstanding unvested equity awards held by the Executives, consisting of 4,000,000 RSUs granted in the fourth quarter of 2021 and 923,695 RSUs granted in the first quarter of 2022 held by Mr. Mercer and 2,750,000 RSUs granted in the fourth quarter of 2021 and 742,972 RSUs granted in the first quarter of 2022 held by Mr. Wendel will be immediately forfeited. This will result in the reversal of the previously recognized stock-based compensation expense related to the grants of RSUs with performance-based and service-based conditions on the effective date of their respective resignations.

Legal Proceedings

On March 22, 2022 the Company entered into mediation related to a wrongful termination claim. The mediation proposal is expected to settle in the second quarter of 2022 with cash payment of $0.5 million and the remaining $0.1 million paid by the Company’s insurance policy.

On March 30, 2022, a putative class action complaint was filed against the Company and two of the Company’s officers (collectively, the “Defendants”) claiming the Defendants violated the Securities Exchange Act of 1934, as amended. The Company believes that the claims are without merit and it intends to defend against them. See Item 3. Legal Proceedings for more details on the class action lawsuit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our

Volta Inc.

Notes to Consolidated Financial Statements
disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated interim financial statements for the periods covered by and included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include (A) a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) (“ICFR”) or (B) an attestation report of our independent registered accounting firm, Grant Thornton LLP (PCAOB ID No. 248).

With respect to the exclusion of management’s report on its assessment of our ICFR in this Annual Report, such exclusion is permissible when a reverse acquisition between an issuer and a private operating company has occurred where the surviving issuer is not a "newly public company" as that term is used in Exchange Act Release No. 54942 (Dec. 15, 2006) and when it is not possible to conduct an assessment of the private operating company’s ICFR in the period between the consummation date of the reverse acquisition and the date of management’s assessment of ICFR required by Item 308(a) of Regulation S-K (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).

We completed the Business Combination on August 26, 2021, pursuant to which we acquired Legacy Volta and its subsidiaries. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses.

Previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination.

In addition, the design of internal controls over financial reporting for the Company following the Business Combination has required and will continue to require significant time and resources from our management and other personnel. As a result, our management was unable, without incurring unreasonable effort or expense, to conduct a full assessment of our internal control over financial reporting as of December 31, 2021.

With respect to the exclusion of the attestation report of our independent registered accounting firm in this Annual Report, our independent registered public accounting firm will not be required to report on the effectiveness of our ICFR pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Although management is still in the early stages of the full assessment of internal control over financial reporting, in connection with the audits of our financial statements for the years ended December 31, 2021 and 2020, management has identified material weaknesses in internal control over financial reporting.

Volta Inc.

Notes to Consolidated Financial Statements
Previously Reported Material Weaknesses

As previously disclosed, in connection with the preparation of Volta’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019, certain material weaknesses were identified in Volta’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Volta’s interim or annual consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses were as follows:
•Volta did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to appropriately analyze, record and disclose complex technical accounting matters, including equity transactions and asset retirement obligations, commensurate with its accounting and reporting requirements.
•Volta did not maintain a sufficient complement of personnel to ensure appropriate segregation of duties to ensure that all journal entries and reconciliations were reviewed by an individual other than the preparer. Additionally, the Chief Financial Officer had inappropriate access rights in the general ledger system.
•Volta did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to appropriately prevent, detect or correct material misstatements which resulted in a high volume of correcting journal entries recorded subsequent to year-end.
•Volta did not design and maintain effective controls over certain information technology general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, Volta did not design and maintain program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately during migration.

These material weaknesses could result in a misstatement of substantially all of Volta’s accounts or disclosures and did result in a material misstatement to the interim consolidated financial statements causing Volta to file an amended Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2021 and which could result in additional material misstatements to the interim or annual consolidated financial statements that have not been prevented or detected. As previously disclosed in the Company's unaudited condensed consolidated financial statements for the quarter ended September 30, 2021, the Company's management and the Audit Committee of the Company's Board of Directors determined that material weaknesses existed in the Company's internal control over financial reporting due to the lack of formal accounting policies, procedures and controls over significant accounts and disclosures to appropriately analyze, record and disclose complex technical accounting matters, including equity transactions, commensurate with its accounting and reporting requirements, and due to the lack of effective controls over certain information technology general controls for information systems that are relevant to the preparation of its condensed consolidated financial statements, specifically program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately during migration. We have concluded that these material weaknesses arose because, as a recently private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

Remediation Plans

We have commenced measures to remediate the identified material weaknesses. These measures include hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls.

Volta Inc.

Notes to Consolidated Financial Statements
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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act), as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

CEO Transition

The Board has formed a CEO Search Committee in order to identify a Chief Executive Officer to succeed Mr. Mercer as the Company’s Chief Executive Officer following his departure on the earlier of (i) the date on which the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is filed with the Securities and Exchange Commission and (ii) April 29, 2022. The Board appointed Brandt Hastings, the Company’s Chief Revenue Officer, to serve as the Company’s interim Chief Executive Officer effective upon Mr. Mercer’s departure as set forth above. Mr. Hastings will remain as the Company’s Chief Revenue Officer and his appointment was based on his prior experience with the Company and with a focus on guiding the Company on an interim basis until the Company is able to find a permanent replacement Chief Executive Officer. The CEO Search Committee, comprised of Martin Lauber, Bonita Stewart and John Tough, has begun a process to identify and evaluate internal and external candidates to become the Company’s next Chief Executive Officer. The CEO Search Committee is creating a CEO profile outlining desired qualities relating to industry knowledge, cultural fit and leadership style, operational competencies, strategic growth orientation and public company experience. The CEO Search Committee is evaluating a number of executive search firms, one of which they intend to engage to assist with identifying external candidates based on the CEO profile.

There are no related party transactions between Mr. Hastings and the Company as defined in Item 404(a) of Regulation S-K. There are no family relationships between Mr. Hastings and any other director, executive officer or person nominated or chosen to be a director or executive officer of the Company.

Decrease in the Number of Directors

Volta Inc.

Notes to Consolidated Financial Statements
Following the resignations of Scott Mercer and Christopher Wendel from the Board on March 26, 2022, the Board decreased the number of directors to six, effective as of April 15, 2022.

2022 Annual Meeting Date

The Company currently plans to hold its 2022 Annual Meeting of Stockholders on July 12, 2022. Pursuant to the provisions of the Volta Bylaws, for any stockholder to propose business (other than pursuant to and in compliance with Exchange Act Rule 14a-8) or make a nomination before the annual meeting, the stockholder must deliver notice to the Secretary of the Company at the principal executive offices of the Company not later than the close of business on the 90th day nor earlier than the close of business on the 120th day before the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so received no earlier than the close of business on the 120th day before the annual meeting and not later than the later of (a) the close of business on the 90th day before the annual meeting or (b) the close of business on the 10th day following the day on which public announcement of the date of the annual meeting is first made by the Company. Because the Company did not hold an annual meeting in 2021, the Company has determined that the date by which stockholders must deliver such notice for the purposes of the 2022 Annual Meeting of Stockholders is April 25, 2022, which is 10 days after the filing of this Annual Report on Form 10-K. Pursuant to Rule 14a-8, for a stockholder to submit a proposal for inclusion in the Company’s proxy materials for the 2022 Annual Meeting of Stockholders, the stockholder must comply with the requirements set forth in Rule 14a-8 including with respect to the subject matter of such proposal and must deliver the proposal and all required documentation to the Company a reasonable time before the Company begins to print and send its proxy materials for the meeting. For the purposes of the 2022 Annual Meeting of Stockholders, the Company has determined that May 16, 2022 is a reasonable time before the Company plans to begin printing and mailing its proxy materials. The public announcement of an adjournment or postponement of the 2022 Annual Meeting date will not commence a new time period (or extend any time period) for giving such notice under the Volta Bylaws or submitting a proposal pursuant to Rule 14a-8.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information, including ages as of March 31, 2022, of our executive officers and members of the Board.

Name	Age	Position
Executive Officers
Scott Mercer	36	Chief Executive Officer(1)
Francois P. Chadwick	49	Chief Financial Officer
James S. DeGraw	60	General Counsel, Chief Administrative Officer
Brandt Hastings(5)	42	Chief Revenue Officer

Non-Employee Directors
Eli Aheto	46	Director(2)
Vincent T. Cubbage	57	Director and Co-Chairperson(2)(4)
Martin Lauber	53	Director(3)(4)

Volta Inc.

Notes to Consolidated Financial Statements

Katherine J. Savitt	58	Director and Co-Chairperson(3)(4)
Bonita C. Stewart	64	Director(3)(4)
John J. Tough	36	Director(2)(3)
____________
(1) On March 28, 2022, the Company announced that Mr. Mercer entered into an agreement under which Mr. Mercer resigned as a director of the Company effective as of March 26, 2022. Mr. Mercer will continue as Chief Executive Officer for a transition period ending on the earlier of (i) the date on which the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is filed with the Securities and Exchange Commission and (ii) April 29, 2022.
(2)     Member of the audit committee.
(3) Member of the compensation committee.
(4) Member of the nominating and corporate governance committee.
(5) The Board appointed Brandt Hastings, the Company’s Chief Revenue Officer, to serve as the Company’s interim Chief Executive Officer effective upon Mr. Mercer’s departure as set forth in footnote (1) above.
Mr. Hastings will remain as the Company’s Chief Revenue Officer.

Information about Executive Officers and Directors

Executive Officers

Scott Mercer. Mr. Mercer founded Volta in 2010 and has served as Chief Executive Officer of Volta and member of the Board. Mr. Mercer served from Volta's founding until March 2022. Mr. Mercer holds a B.A. in business from California Polytechnic State University-San Luis Obispo. On March 28, 2022, the Company announced that the Company and Mr. Mercer entered into an agreement under which Mr. Mercer resigned as a director of the Company effective as of March 26, 2022. Mr. Mercer will continue as the Chief Executive Officer for a transition period ending on the earlier of (i) the date on which the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is filed with the Securities and Exchange Commission and (ii) April 29, 2022.

Francois P. Chadwick. Mr. Chadwick has served as Volta’s Chief Financial Officer since April 2021. Prior to joining Volta, since May 2011, Mr. Chadwick served in various roles at Uber culminating in his role as Vice President, Finance Tax & Accounting. Prior to this, Mr. Chadwick served as a tax partner and national tax leader at KPMG US. Mr. Chadwick holds a Bachelor of Laws from Liverpool John Moores University in Liverpool, UK.

James S. DeGraw. Mr. DeGraw has served as Volta’s General Counsel, Secretary and Chief Administrative Officer since January 2019. Before joining Volta, Mr. DeGraw served as a partner at Ropes & Gray LLP until December 2018, after joining the firm in 1993. Mr. DeGraw holds a B.S. in computer science from Columbia University and a J.D. from New York University School of Law.

Brandt Hastings. Mr. Hastings has served as Volta’s Chief Revenue Officer since November 2020. The Board appointed Brandt Hastings, the Company’s Chief Revenue Officer, to serve as the Company’s interim Chief Executive Officer effective upon Mr. Mercer’s departure as set forth above. Mr. Hastings will remain as the Company’s Chief Revenue Officer. Prior to joining Volta, Mr. Hastings served as Senior Vice President of iHeartMedia Inc. from April 2014 to October 2020. Prior to that, Mr. Hastings worked at Clear Channel International, a marketing and advertising company, where he served as Vice President from September 2007 to April 2014, Senior Account Executive from 2005 to 2007 and Account Executive from 2002 to 2005. Mr. Hastings holds a bachelor’s degree in management and Spanish from Gettysburg College.

Non-Employee Directors

Eli Aheto. Mr. Aheto has served on the Volta board of directors since October 2016. Mr. Aheto has served as a Managing Director at General Atlantic since July 2021. He has served on the boards of directors of the following private companies: 80 Acres Urban Agriculture, Inc. d/b/a “80 Acres Farm,” an indoor farming company from December 2018 to January 2021, 4AM Midstream, a midstream oil and gas gathering company, from July 2017 to June 2021 and Nautilus Solar Energy Inc., a community solar project developer from October 2015 to July

Volta Inc.

Notes to Consolidated Financial Statements
2019. Mr. Aheto was a Partner with Virgo Investment Group, a private investment firm, from 2015 to June 2021. Mr. Aheto holds an A.B. in economics from Harvard University and an M.B.A. from Harvard Business School.

Vincent T. Cubbage. Mr. Cubbage has served on the Volta board of directors since the completion of the Reverse Recapitalization in August 2021 and served as Chief Executive Officer and Chairman of Tortoise Acquisition Corp. II from July 2020 until the completion of its Reverse Recapitalization with Volta. Mr. Cubbage has served as Chief Executive Officer and Chairman of the Board of Directors of TortoiseEcofin Acquisition Corp. III since February 2021. Mr. Cubbage served as Chief Executive Officer and Chairman of Tortoise Acquisition Corp. from March 2019 to the completion of its initial business combination with Hyliion on October 1, 2020, and he continues to serve on the board of directors of Hyliion Holdings Corp. He has served as Managing Director — Private Energy of TortoiseEcofin since January 2019. Mr. Cubbage served as the Founder and Chief Executive Officer of Lightfoot Capital Partners from its formation in 2006 through its wind up in December 2019. He served as Chief Executive Officer and Chairman of the general partner of Arc Logistics Partners LP (NYSE: ARCX), from October 2013 to the date of its sale in December 2017. Prior to founding Lightfoot Capital, Mr. Cubbage was a Senior Managing Director in the Investment Banking Division of Banc of America Securities from 1998 to 2006; and prior to that was a Vice President at Salomon Smith Barney where he worked from 1994 to 1998. Mr. Cubbage received an M.B.A. from the American Graduate School of International Management and a B.A. from Eastern Washington University.

Martin Lauber. Mr. Lauber has served on the Volta board of directors since June 2020. Since June 2013, Mr. Lauber has served as a Managing Partner at 19Y Ventures VI, LLC, a marketing communications investing and strategic advisory firm, which he also founded. Mr. Lauber is also the Managing Partner of 19Y Ventures VI, LLC and has been active in technology and mobility investing and advising for several years. Prior, Mr. Lauber was Founder and CEO of Swirl, a pioneering digital marketing agency from 1997 to 2017. Mr. Lauber holds a bachelor’s degree in American Studies from the University of California, Los Angeles.

Katherine J. Savitt. Ms. Savitt has served on the Volta board of directors since December 2018. Ms. Savitt has served as President and Chief Business Officer of Boom Supersonic, an aviation and aerospace company, since January 2021. From 2016, Ms. Savitt served as a founding General Partner of Perch Partners, LLC, a management consulting firm. Prior to that, Ms. Savitt served as Chief Marketing Officer and Head of Global Media at Yahoo Inc. From 2009 to 2012, Ms. Savitt served as CEO of Lockerz, Inc., a shoppable digital magazine company, which she co-founded. Prior to this, Ms. Savitt served as Executive Vice President and Chief Marketing Officer of American Eagle Outfitters Inc. Ms. Savitt holds an A.B. in history and government from Cornell University.

Bonita C. Stewart. Ms. Stewart has served on the Volta board of directors since March 2021. Since 2006, Ms. Stewart has served in various roles at Google, Inc., a wholly owned subsidiary of Alphabet Inc., a global technology company, including most recently as Board Partner at Gradient Ventures, Google’s early stage venture arm focused on AI enabled companies, since June 2021. At Google, Ms. Stewart previously served as Vice President, Global Partnerships from July 2016 to June 2021; as Vice President, Americas, Partner Business Solutions from August 2012 to December 2015; as Vice President, U.S. Sales and Operations from 2011 to 2012; as Managing Director, U.S. Sales from 2009 to 2010; and as Industry Director, U.S. Automotive from 2006 to 2009. Prior to Google Ms. Stewart held management and brand executive roles at IBM and DaimlerChrysler. Ms. Stewart has served on the board of directors of Deckers Outdoor Corporation, a footwear design and distribution company, since September 2014 where she currently chairs the Corporate Governance committee and PagerDuty, a digital operations management company, since January 2021. Ms. Stewart holds a B.A. degree in Journalism from Howard University and an M.B.A. from Harvard Business School.

John J. Tough. Mr. Tough has served on the Volta board of directors since May 2019. Mr. Tough has worked at Energize Ventures as a Managing Partner since September 2019 and as a Partner from February 2017 to August 2019. Prior to this, Mr. Tough worked at Choose Energy, Inc., a consumer services technology company, as Chief Revenue Officer from 2016 to May 2017, Vice President of Business Development & Operations from January 2014 to 2016 and Director — Business Development from June 2012 to January 2014. He also currently serves as a member or observer on the boards of directors of the following private computer software companies: Matroid, Inc., Aurora Solar Inc., Sitetracker, Inc. and Smartcar, Inc. In addition, Mr. Tough also currently serves as

Volta Inc.

Notes to Consolidated Financial Statements
a member or observer on the boards of directors of the following private companies: ZEDEDA Inc., an information technology and services company, DroneDeploy, Inc., an aerial analytics information technology company, and Nozomi Networks Inc., a computer and network security company. Mr. Tough holds a B.S. in biology, chemistry and markets and management from Duke University and an M.B.A. from The University of Chicago — Booth School of Business.

Family Relationships

There are no familial relationships among the Volta directors and executive officers.

Involvement in Certain Legal Proceedings

To Volta’s knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no federal or state judicial or administrative orders, judgments or decrees or findings, no violations of any federal or state securities law, and no violations of any federal commodities law material to the evaluation of the ability and integrity of any director or executive officer of Volta during the past ten years.

Board Composition

The Volta Board is be composed of six directors and is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the third annual meeting following election. Volta’s directors are divided among the three classes as follows:

•the Class I directors are Martin Lauber and John Tough, and their terms will expire at the annual meeting of stockholders to be held in 2022;
•the Class II directors are Vincent Cubbage and Bonita Stewart, and their terms will expire at the annual meeting of stockholders to be held in 2023; and
•the Class III directors are Eli Aheto and Katherine Savitt, and their terms will expire at the annual meeting of stockholders to be held in 2024.

Directors in a particular class are elected for three-year terms at the annual meeting of stockholders in the year in which their terms expire. As a result, only one class of directors is elected at each annual meeting of Volta stockholders, with the other classes continuing for the remainder of their respective three-year terms. Each director’s term continues until the election and qualification of his or her successor, or the earlier of his or her death, resignation or removal. This classification of the Volta Board may have the effect of delaying or preventing changes in Volta’s control or management.

The Volta Board can fill vacant directorships, including newly created seats. Any additional directorships resulting from an increase in the authorized number of directors would be distributed pro rata among the three classes so that, as nearly as possible, each class would consist of one-third of the authorized number of directors. Volta’s directors may only be removed for cause and by the affirmative vote of the holders of at least two-thirds of the voting power of the then-outstanding shares entitled to vote in the election of directors, voting together as a single class.

Director Independence

The Volta Board has determined that each of the directors serving on the Volta Board, qualify as an independent director, as defined under the listing rules of NYSE, and the Volta Board consists of a majority of “independent directors,” as defined under the applicable rules of the SEC and NYSE relating to director independence requirements. In addition, Volta is subject to certain rules of the SEC and NYSE relating to the membership, qualifications and operations of the audit committee, as discussed below.

Board Leadership Structure

Volta Inc.

Notes to Consolidated Financial Statements
The Company's bylaws prohibit the positions of Chairperson of the board of directors and Chief Executive Officer being held by the same individual. The Volta Board has adopted Corporate Governance Guidelines which provide for the appointment of a lead independent director at any time when a Chairperson is not independent. Vincent Cubbage and Katherine J. Savitt currently serve as Co-Chairpersons of the Board.

CEO Transition

The Board has formed a CEO Search Committee in order to identify a Chief Executive Officer to succeed Mr. Mercer as the Company’s Chief Executive Officer following his departure on the earlier of (i) the date on which the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is filed with the Securities and Exchange Commission and (ii) April 29, 2022. The Board appointed Brandt Hastings, the Company’s Chief Revenue Officer, to serve as the Company’s interim Chief Executive Officer effective upon Mr. Mercer’s departure as set forth above. Mr. Hastings will remain as the Company’s Chief Revenue Officer and his appointment was based on his prior experience with the Company and with a focus on guiding the Company on an interim basis until the Company is able to find a permanent replacement Chief Executive Officer. The CEO Search Committee, comprised of Martin Lauber, Bonita Stewart and John Tough, has begun a process to identify and evaluate internal and external candidates to become the Company’s next Chief Executive Officer. The CEO Search Committee is creating a CEO profile outlining desired qualities relating to industry knowledge, cultural fit and leadership style, operational competencies, strategic growth orientation and public company experience. The CEO Search Committee is evaluating a number of executive search firms, one of which they intend to engage to assist with identifying external candidates based on the CEO profile.

Board Committees

The Volta Board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below. The Volta Board and its committees set schedules for meeting throughout the year and can also hold special meetings and act by written consent from time to time, as appropriate. The Volta Board delegates various responsibilities and authority to its committees and the committees regularly report on their activities and actions to the full board of directors. Members serve on these committees until their resignation or until otherwise determined by the Volta Board. The Volta Board may establish other committees to facilitate the management of Volta’s business as it deems necessary or appropriate from time to time.

Each committee of the Volta Board operates under a written charter approved by the Volta Board. Copies of each charter are posted on the Investor Relations section of Volta’s website at www.voltacharging.com. The inclusion of Volta’s website address or the reference to Volta’s website in this Annual report does not include or incorporate by reference the information on Volta’s website into this Annual report.

Audit Committee

Volta’s audit committee is composed of Eli Aheto, Vincent Cubbage and John Tough, with Mr. Aheto serving as audit committee chairperson. The Volta Board has determined that Mr. Aheto, Mr. Cubbage and Mr. Tough each meet the requirements for independence and financial literacy under the current NYSE listing standards and SEC rules and regulations, including Rule 10A-3. In addition, the Volta Board determined that Mr. Aheto is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations or liabilities that are greater than are generally imposed on members of the audit committee and the Volta Board. The audit committee is responsible for, among other things:

•selecting a qualified firm to serve as the independent registered public accounting firm to audit Volta’s financial statements;
•helping to ensure the independence and overseeing the performance of the independent registered public accounting firm;

Volta Inc.

Notes to Consolidated Financial Statements
•reviewing and discussing the results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, Volta’s interim and year-end operating results;
•reviewing Volta’s financial statements and critical accounting policies and estimates;
•reviewing the adequacy and effectiveness of Volta’s internal controls;
•developing procedures for employees to submit concerns anonymously about questionable accounting, internal accounting controls or audit matters;
•overseeing Volta’s policies on risk assessment and risk management;
•overseeing compliance with Volta’s code of business conduct and ethics;
•reviewing related party transactions; and
•approving or, as permitted, pre-approving all audit and all permissible non-audit services (other than de minimis non-audit services) to be performed by the independent registered public accounting firm.

The audit committee operates under a written charter which satisfies the applicable rules of the SEC and the listing standards of the NYSE, and which is available on Volta’s website. All audit services to be provided to Volta and all permissible non-audit services, other than de minimis non-audit services, to be provided to Volta by Volta’s independent registered public accounting firm is approved in advance by the audit committee.

Compensation Committee

Volta’s compensation committee is composed of John Tough, Martin Lauber, Katherine Savitt and Bonita Stewart, and Mr. Tough is the chairperson of the compensation committee. The Volta Board has determined that each member of the compensation committee meets the requirements for independence under the current NYSE listing standards and SEC rules and regulations. Each member of the committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee is responsible for, among other things:

•reviewing, approving and determining, or making recommendations to the Volta Board regarding, the compensation of Volta’s executive officers, including the Chief Executive Officer;
•making recommendations regarding non-employee director compensation to the full Volta Board;
•administering Volta’s equity compensation plans and agreements with Volta executive officers;
•reviewing, approving and administering incentive compensation and equity compensation plans; and
•reviewing and approving Volta’s overall compensation philosophy.

The compensation committee operates under a written charter which satisfies the applicable rules of the SEC and NYSE listing standards, and is available on Volta’s website.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is composed of Vincent Cubbage, Martin Lauber, Katherine Savitt and Bonita Stewart, and Mr. Cubbage is the chairperson of the nominating and corporate governance committee. The Volta Board expects to determine that each member of the nominating and corporate governance committee meets the requirements for independence under the current NYSE listing standards and SEC rules and regulations. The nominating and corporate governance committee is responsible for, among other things:

•identifying, evaluating and selecting, or making recommendations to the Volta Board regarding nominees for election to the Volta Board and its committees;
•considering and making recommendations to the Volta Board regarding the composition of the Volta Board and its committees;
•developing and making recommendations to the Volta Board regarding corporate governance guidelines and matters;
•overseeing Volta’s corporate governance practices;
•overseeing the evaluation and the performance of the Volta Board and individual directors; and
•contributing to succession planning.

Volta Inc.

Notes to Consolidated Financial Statements
The nominating and corporate governance committee operates under a written charter which satisfies the applicable rules of the SEC and the NYSE listing standards and is available on Volta’s website.

Code of Business Conduct and Ethics

The Volta Board has adopted a Code of Business Conduct and Ethics that applies to all of Volta’s directors, officers and employees, including Volta’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is available on the Corporate Governance section of Volta’s website. In addition, Volta posted on the Corporate Governance section of Volta’s website all disclosures that are required by law or the listing standards of the NYSE concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

Nomination Process

As of December 31, 2021, we did not affect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to the chair of the Nomination and Governance Committee of our Board of our Company at the address on the cover of this Annual report.

Compensation Committee Interlocks and Insider Participation

None of the members of the Volta compensation committee is or has been at any time one of Volta’s officers or employees. None of Volta’s executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee (or other board of directors committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has or has had one or more executive officers serving as a member of the Volta Board or compensation committee.

Limitation on Liability and Indemnification of Directors and Officers

Volta’s Charter limits Volta’s directors’ liability to the fullest extent permitted under the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

•for any transaction from which the director derives an improper personal benefit;
•for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•for any unlawful payment of dividends or redemption of shares; or
•for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of Volta’s directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Delaware law and the Volta Bylaws provide that Volta will, in certain situations, indemnify Volta’s directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, Volta has entered into, and expects to continue to enter into, separate indemnification agreements with Volta’s directors and officers. These agreements, among other things, require Volta to indemnify its directors and

Volta Inc.

Notes to Consolidated Financial Statements
officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of Volta’s directors or officers or any other company or enterprise to which the person provides services at Volta’s request.

Volta maintains a directors’ and officers’ insurance policy pursuant to which Volta’s directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in the Volta Charter and Volta Bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our securities to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons, we believe that, with respect to the year ended December 31, 2021, such persons complied with all such filing requirements except Virgo Agency Services LLC, which inadvertently filed one late Form 3, and Messrs. Mercer, Wendel, Chadwick and Mandal, each of whom inadvertently filed one late Form 4 with respect to one transaction.

Item 11. Executive Compensation

Volta is a smaller reporting company and an “emerging growth company” within the meaning of the JOBS Act and has opted to comply with the executive compensation disclosure rules applicable to such companies. These rules provide for reduced compensation disclosure for the principal executive officer and the two most highly compensated executive officers other than the principal executive officer (the “named executive officers”). This section provides an overview of Volta’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

Volta’s named executive officers for fiscal year 2021 are:
•Scott Mercer, Chief Executive Officer(1);
•Christopher Wendel, former President; and
•Francois Chadwick, Chief Financial Officer.

(1) On March 28, 2022, the Company announced that Mr. Mercer resigned as an officer and employee of the Company. Mr. Mercer will continue as Chief Executive Officer for a transition period ending on the earlier of (i) the date on which the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is filed with the Securities and Exchange Commission and (ii) April 29, 2022.

The Volta Board, with input from Volta’s Chief Executive Officer, has historically determined the compensation for Volta’s named executive officers. The Volta Board has designed, and intends to modify as necessary, its compensation and benefits programs to attract, retain, incentivize and reward talented and qualified executives who share its philosophy and desire to work towards achieving Volta’s goals. Volta believes its compensation programs should promote the success of the company and align executive incentives with the long-term interests of its stockholders. Volta’s current compensation programs reflect its startup origins and consist primarily of salary, bonus and equity awards. As Volta’s needs evolve, it intends to continue to evaluate its philosophy and compensation programs as circumstances require.

Volta Inc.

Notes to Consolidated Financial Statements
The following table provides information concerning compensation awarded to, earned by and paid to each of Volta’s named executive officers for services rendered to Volta in all capacities during 2020 and 2021:

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	All Other Compensation ($)	Total ($)
Scott Mercer Chief Executive Officer*	2020	$275,417	$75,000	$—	$420,200	$28,180(5)	$798,797
	2021	$437,500	$500,000	$178,402,500	$—	$83,048(6)	$179,423,048
Christopher Wendel Former President	2020	$275,417	$75,000		$121,261	$22,113(7)	$493,791
	2021	$391,667	$450,000	$151,041,000	$—	$83,048(8)	$151,965,715
Francois Chadwick (9) Chief Financial Officer	2020	$—	$—	$—	$—	$—	$—
	2021	$280,000	$400,000	$6,464,697	$2,515,000	$11,915(10)	$9,671,612

* On March 28, 2022, the Company announced that Mr. Mercer resigned as an officer and employee of the Company. Mr. Mercer will continue as Chief Executive Officer for a transition period ending on the earlier of (i) the date on which the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is filed with the Securities and Exchange Commission and (ii) April 29, 2022

1.Amounts include base salary foregone and paid, at the election of each named executive officer, in the form of Volta Options to purchase shares of Volta Class B Common Stock under the Volta Option Plan in connection with salary reductions related to the COVID-19 pandemic. Mr. Wendel and Mr. Mercer elected to forego $52,500 in base salary from April 16, 2020 through July 15, 2020. These payments are described in more detail below under the section titled “Narrative Disclosure to Summary Compensation Table.”

2.Amounts reflect discretionary cash bonuses earned by the applicable named executive officers in the applicable fiscal year.

3.Represents the aggregate grant date fair value for financial statement reporting purposes of stock awards granted in 2020 and 2021, as determined in accordance with the provisions of FASB ASC Topic 718. The amounts in the stock awards column include the fair market value of performance stock unit awards assuming maximum achievement of the performance and market goals at target levels resulting in the following fair market values for the performance stock unit awards: Mr. Mercer – $83,367,500 (fiscal 2021), Mr. Wendel – $67,352,500 (fiscal 2021) and Mr. Chadwick – $194,832 (fiscal 2021).

4.Represents the aggregate grant date fair value for financial statement reporting purposes of option awards granted in 2020 and 2021, as determined in accordance with the provisions of FASB ASC Topic 718. The amount reflects Volta’s accounting expense for these option awards and does not represent the actual economic value that may be realized by the named executive officer. There can be no assurance that the amount will ever be realized. For the assumptions used in valuing these awards, please see Note 12 of Volta’s audited consolidated financial statements for the year ended December 31, 2021 included elsewhere in this Annual report. As required by the SEC rules, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions.

The amount for Mr. Wendel does not include the grant date fair value of Volta Options granted in lieu of the $52,500 in base salary that Mr. Wendel elected to forego from April 16, 2020 through July 15, 2020. The $52,500 in foregone base salary for Mr. Wendel is included above under the “Salary” column. The amounts for each of Mr. Mercer and Mr. Wendel do include the grant date fair value of Volta Options granted in lieu of the 30% reduction in each named executive’s officer base salary from April 16, 2020

Volta Inc.

Notes to Consolidated Financial Statements
through July 15, 2020 implemented under Volta’s COVID-19 salary reduction program, which is described in more detail below under the section titled “Narrative Disclosure to Summary Compensation Table.”

5.Represents the sum of (i) $2,200 in subsidies for the lease or purchase of an EV, (ii) $11,400 in matching 401(k) contributions and (iii) legal expenses paid for the benefit of Mr. Mercer in the amount of $14,580.

6.Represents the sum of (i) $2,400 in subsidies for the lease or purchase of an EV; (ii) $11,600 in matching 401(k) contributions and (iii) legal expenses paid for the benefit of Mr. Mercer in the amount of $69,048.

7.Represents the sum of (i) $1,600 in subsidies for the lease or purchase of an EV, (ii) $5,933 in matching 401(k) contributions and (iii) legal expenses paid for the benefit of Mr. Wendel in the amount of $14,580.

8.Represents the sum of (i) $2,400 in subsidies for the lease or purchase of an EV, (ii) $11,600 in matching 401(k) contributions and (iii) legal expenses paid for the benefit of Mr. Wendel in the amount of $69,048.

9.Mr. Chadwick joined Volta on April 19, 2021.

10.Represents the sum of (i) $1,200 in subsidies for the lease or purchase of an EV and (ii) $10,715 in matching 401(k) contributions.

Narrative Disclosure to Summary Compensation Table

For 2020 and 2021, the compensation program for Volta’s named executive officers consisted of base salary, bonus and equity awards as well as benefits including 401(k) matching contributions and subsidies for the lease or purchase of an EV.

Employment Agreements

Mr. Mercer and Mr. Wendel each entered into an employment agreement with Volta on December 18, 2018. Mr. Chadwick entered into an employment agreement with Volta on April 19, 2021. The narrative below summarizes the payments and benefits that each named executive officer is currently eligible to receive on an annualized basis.

Settlement and Release Agreements

On March 28, 2022, the Company announced that it and Scott Mercer and Christopher Wendel agreed to the resignation of each of Mr. Mercer and Mr. Wendel as an officer and employee of the Company. Mr. Wendel’s resignation was effective as of March 26, 2022, while Mr. Mercer will continue as Chief Executive Officer for a transition period ending on the earlier of (i) the date on which the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is filed with the Securities and Exchange Commission and (ii) April 29, 2022. Mr. Mercer will serve as an independent advisor to the Company’s board of directors (the “Board”) through March 31, 2023.

In connection with their resignations, the Company has entered into settlement and release agreements with each of Mr. Mercer and Mr. Wendel (the “Separation Agreements”). Under the Separation Agreements, (i) each of Mr. Mercer and Mr. Wendel will receive continued payment of his base salary for six months, and continued healthcare coverage at active employee rates for up to twelve months, following his resignation; (ii) through December 31, 2025, each of Mr. Mercer and Mr. Wendel agrees that he will vote all of his beneficially-owned voting stock of the Company in accordance with the recommendations of Institutional Shareholder Services Inc., except with respect to proposals for or against a transaction that would result in a change of control of the Company and certain similar transactions, and will not attempt to influence, form a group with or support other Company shareholders (and will not transfer any of his shares of the Company’s capital stock to his affiliates or associates unless the affiliate or associate agrees to be bound by the requirement described in this clause (ii)); (iii) each of Mr. Mercer and Mr. Wendel agrees not to stand for reelection to the Board (in Mr. Mercer’s case, until after December 31, 2025); (iv)

Volta Inc.

Notes to Consolidated Financial Statements
each share of Class B Common Stock and any equity awards or convertible securities denominated in shares of Class B Common Stock held by each of Mr. Mercer and Mr. Wendel will be converted into an equal number of shares of Class A Common Stock or securities convertible into Class A Common Stock, as applicable; (v) the awards of 5,250,000 vested restricted stock units held by each of Mr. Mercer and Mr. Wendel will be settled into shares of Class A Common Stock on or prior to April 1, 2022; (vi) the unvested awards of 5,250,000 market-vesting restricted stock units held by Mr. Mercer and 4,500,000 market-vesting restricted stock units held by Mr. Wendel, in each case granted on November 15, 2021, will remain outstanding and subject to vesting and settlement into shares of Class A Common Stock based on achievement of the applicable share price thresholds; one third of these awards will vest if the price of the Company’s common stock equals or exceeds $15.00, one third of these awards will vest if the price of the Company’s common stock equals or exceeds $20.00, and one third of these awards will vest if the price of the Company’s common stock equals or exceeds $25.00 (in each case for 20 trading days within any 30-trading-day period on or prior to August 26, 2026), and the awards are subject to full acceleration upon a change in control of the Company (as defined in the Company’s 2021 Founder Incentive Plan); (vii) the outstanding, unvested portion of equity-based awards granted to each of Mr. Mercer and Mr. Wendel prior to August 26, 2021, will become fully vested; (viii) all other outstanding unvested Company equity awards held by each of Mr. Mercer and Mr. Wendel, consisting of 4,923,695 restricted stock units held by Mr. Mercer and 3,492,972 restricted stock units held by Mr. Wendel will be immediately forfeited; and (ix) each of Mr. Mercer and Mr. Wendel will be entitled to reimbursement of reasonable expenses in connection with their entry into the Separation Agreements. The Separation Agreements also include customary mutual release and non-disparagement provisions on behalf of the Company and each of Mr. Mercer and Mr. Wendel. In addition, under his Separation Agreement, Mr. Mercer agrees to serve as an independent advisor to the Board through March 31, 2023 in exchange for a $375,000 consulting fee.

Base Salary

In 2020 and 2021, each of Volta’s named executive officers received an annual base salary to compensate them for services rendered to Volta. On February 1, 2020, the base salary of each of Mr. Mercer and Mr. Wendel increased from $275,000 to $300,000. In response to the COVID-19 pandemic, Volta implemented a salary reduction program and reduced the annual base compensation of each named executive officer by 30% from April 16, 2020 through July 15, 2020. Mr. Wendel elected to further reduce his base salary by 100% from April 16, 2020 through July 15, 2020 (i.e., he received no base salary, as explained below). The base salaries for our named executive officers were returned to pre-reduction levels beginning July 16, 2020.

On February 1, 2021, the base salary of each of Mr. Mercer and Mr. Wendel increased from $300,000 to $450,000 and $300,000 to $400,000, respectively. Mr. Chadwick joined Volta on April 1, 2021 at a base salary of $400,000.

The actual base salary received by each named executive officer is set forth above in the Summary Compensation Table in the column titled “Salary.”

Cash Bonus

Each named executive officer’s employment agreement provides that the named executive officer will be eligible to earn a discretionary annual bonus equal to a percentage of his base salary as determined by the Volta Board. In 2020, Mr. Mercer and Mr. Wendel were eligible to earn annual cash bonuses based on their performance, as determined by the Volta Board, in its discretion. In 2021, Mr. Mercer, Mr. Wendel and Mr. Chadwick were eligible to earn annual cash bonuses based on their performance, as determined by the Volta board, in its discretion.

The actual annual cash bonuses awarded to each of Volta’s named executive officers for 2020 and 2021 performance are set forth above in the Summary Compensation Table in the column titled “Bonus.”

Equity Awards

In 2020, each of Volta’s named executive officers received Volta Options to purchase shares of Volta Class B Common Stock under the Volta Option Plan as follows: (a) Mr. Mercer received Volta Options to purchase (i)

Volta Inc.

Notes to Consolidated Financial Statements
200,000, (ii) 8,621 and (iii) 475,000 shares of Volta Class B Common Stock, and (b) Mr. Wendel received Volta Options to purchase (i) 200,000, (ii) 28,736 and (iii) 475,000 shares of Volta Class B Common Stock.

Under the COVID-19 salary reduction program referenced above, Volta reduced the base salary of each named executive officer by 30% as described above and offered each named executive officer the opportunity to either (i) reduce his working time or (ii) receive a Volta Option to purchase shares of Volta Class B Common Stock under the Volta Option Plan. Each of the named executive officers elected to receive Volta Options. In addition, Mr. Wendel elected to further reduce his base salary to $0, such that he received no base salary from April 16, 2020 through July 15, 2020, in exchange for the opportunity to receive a Volta Option to purchase shares of Volta Class B Common Stock under the Volta Option Plan. On May 12, 2020 the Volta Board granted Mr. Mercer and Mr. Wendel Volta Options to purchase 8,621 and 28,736 shares of Volta Class B Common Stock, respectively. The number of shares issuable upon the exercise of each such Volta Option is equal to the total base salary that the named executive officer did not receive from April 16, 2020 until July 15, 2020 divided by $2.61, rounded up to the nearest share.

2021 Equity Awards

In 2021, Mr. Chadwick received Volta Options to purchase 606,750 shares of Volta Class A Common Stock.

In 2021, each of Volta’s named executive officers received RSUs covering shares of Volta Class A Common Stock as follows: (a) Mr. Mercer received RSUs covering (i) 5,250,000, (ii) 2,000,000 and (iii) 2,000,000 shares of Volta Class A Common Stock, (b) Mr. Wendel received RSUs covering (i) 4,500,000, (ii) 1,375,000 and (iii) 1,375,000 shares of Volta Class A Common Stock and (c) Mr. Chadwick received RSUs covering (i) 500,000, (ii) 24,704 and (iii) 24,704 shares of Volta Class A Common Stock. Additionally, Mr. Mercer and Mr. Wendel received RSUs covering 5,250,000 and 5,250,000 shares of Volta Class B Common Stock, respectively.

In 2021, Mr. Mercer and Mr. Wendel received restricted stock awards of 3,100,000 and 2,600,000 shares of Volta Class A Common Stock, respectively.

Volta Equity Incentive Plan

General. The Volta Equity Incentive Plan is a continuation of the Volta Option Plan, which the Volta Board originally adopted, and Volta’s stockholders approved, the Volta Option Plan on December 15, 2014. The Volta Equity Incentive Plan was amended and restated, and renamed, effective on August 26, 2021. The Volta Equity Incentive Plan provides for the grant of incentive stock options to Volta employees (and employees of any parent or majority-owned subsidiary of Volta), and for the grant of non-statutory stock options, restricted stock, RSUs and stock appreciation rights to Volta employees, directors and consultants (and employees and consultants of any parent or majority-owned subsidiary of Volta).

Share Reserve. Volta reserved an aggregate of 45,187,241 shares of Volta Class A Common Stock and 134,993 shares of Volta Class B Common Stock under the Volta Equity Incentive Plan. The number of shares available for issuance under the Volta Equity Incentive Plan will be automatically increased on the first day of each fiscal year commencing with the 2022 fiscal year in an amount equal to the lesser of (x) five percent (5%) of the outstanding Shares on the last day of the immediately preceding fiscal year and (y) an amount determined by the Volta Board, with such shares to be comprised of Volta Class A Common Stock. Such shares may be authorized but unissued, or reacquired, common stock.

Plan Administration. The compensation committee of the Volta Board administers the Volta Equity Incentive Plan.

Types of Awards. The Volta Equity Incentive Plan provides for the grant of incentive Volta Options, non-statutory Volta Options, Volta Restricted Stock, RSUs and stock appreciation rights.

Stock Options. The Volta Board has discretion to grant incentive or non-statutory Volta Options under the Volta Equity Incentive Plan, provided that incentive Volta Options may only be granted to employees. The exercise price

Volta Inc.

Notes to Consolidated Financial Statements
per share applicable to such Volta Options must generally be equal to at least the fair market value per share of Volta Class A Common Stock or Volta Class B Common Stock, as applicable, on the date of grant. The term of Volta Options may not exceed ten years; provided, however, that any incentive Volta Option granted to a participant who owns more than 10% of the total combined voting power of all classes of Volta Common Stock, or of certain of Volta’s subsidiary corporations, may not have a term in excess of five years and must have an exercise price per share equal to at least 110% of the fair market value per share of Volta Class A Common Stock or Volta Class B Common Stock, as applicable, on the grant date. Subject to the provisions of the Volta Equity Incentive Plan, the Volta Board has discretion to determine the remaining terms of the Volta Options (e.g., vesting). After the termination of a participant’s service, the participant may only exercise his or her Volta Option, to the extent vested, for a specified period of time stated in his or her option agreement. Generally, if termination is due to death or disability, the Volta Option will remain exercisable for 12 months following the termination of service. In all other cases except for a termination for cause, the Volta Option will generally remain exercisable for 3 months following the termination of service. In the event of a termination for cause, the Volta Option will immediately terminate. However, in no event may a Volta Option be exercised later than the expiration of its maximum term.

Restricted Stock. The Volta Board has discretion to grant Volta Restricted Stock under the Volta Equity Incentive Plan. Volta Restricted Stock are generally shares of Volta Class A Common Stock or Volta Class B Common Stock that are issued or sold to a participant pursuant to the Volta Equity Incentive Plan and subject to repurchase by Volta under certain circumstances and that are fully vested at grant or that will vest in accordance with terms and conditions established by the Volta Board, in its sole discretion. The Volta Board has discretion to determine the number of shares that the participant may receive or purchase, the price to be paid (if any) and the time by which the participant must accept the shares/offer.

RSUs. The Volta Board has discretion to grant RSUs under the Volta Equity Incentive Plan. Each RSU is a bookkeeping entry representing an amount equal to the fair market value of one share of Volta Class A Common Stock or Volta Class B Common Stock, as applicable. The Volta Board, in its discretion, determines whether RSUs should be granted, the total units granted and/or the vesting terms applicable to such units. Participants holding RSUs will hold no voting rights by virtue of such RSUs. The Volta Board may, in its sole discretion, award dividend equivalents in connection with the grant of RSUs. RSUs may be settled in cash, shares of Volta Class A Common Stock or Volta Class B Common Stock, as applicable, or any combination thereof or in any other form of consideration, as determined by the Volta Board, in its sole discretion.

Stock Appreciation Rights. The Volta Board has discretion to grant stock appreciation rights under the Volta Equity Incentive Plan and to determine the terms and conditions of each stock appreciation right, except that the exercise price for each stock appreciation right cannot be less than 100% of the fair market value of the underlying shares of Volta Class A Common Stock or Volta Class B Common Stock, as applicable, on the date of grant. Upon exercise of a stock appreciation right, a participant will receive payment from Volta in an amount determined by multiplying the difference between the fair market value of a share on the date of exercise over the exercise price by the number of shares with respect to which the stock appreciation right is exercised. Stock appreciation rights may be paid in cash, shares of Volta Class A Common Stock or Volta Class B Common Stock, as applicable, or any combination thereof, or in any other form of consideration, as determined by the Volta Board in its discretion. Stock appreciation rights are exercisable at the times and on the terms established by the Volta Board, in its discretion.

Non-transferability of Awards. Unless the Volta Board provides otherwise, awards granted under the Volta Equity Incentive Plan are generally not transferable.

Certain Adjustments. In the event of certain corporate events or changes in Volta’s capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the Volta Equity Incentive Plan, the Volta Board will make adjustments to one or more of the number, kind and class of securities that may be delivered under the Volta Equity Incentive Plan and/or the number, kind, class and price of securities covered by each outstanding award.

Dissolution or Liquidation. In the event of Volta’s dissolution or liquidation, each outstanding award will terminate immediately prior to the consummation of such action, unless otherwise determined by the Volta Board.

Volta Inc.

Notes to Consolidated Financial Statements

Change in Control. The Volta Equity Incentive Plan provides that in the event of a change in control, unless otherwise provided in the applicable award agreement or as determined by the Volta Board at the time of grant, outstanding awards will be assumed, cancelled if not exercised/settled or cashed out in lieu of exercise as determined by the Volta Board.

Amendment or Termination. The Volta Board may amend or terminate the Volta Equity Incentive Plan at any time, provided such action does not impair the rights or obligations of any participant without his or her consent. In addition, stockholder approval must be obtained to the extent necessary and desirable to comply with applicable laws.

Benefits and Perquisites

Volta provides benefits to its named executive officers on the same basis as provided to all of its employees, including health, dental and vision insurance; health savings account; life insurance; subsidies in the form of reimbursements up to $200 per month for the lease or purchase of EVs; and a tax-qualified Section 401(k) plan for which Volta matches 100% of contributions up to 4% of the employee’s salary. In fiscal years 2020 and 2021, Volta paid legal expenses for each of Mr. Mercer and Mr. Wendel related to executive compensation matters.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding each outstanding Volta Option award or unvested stock award held by each named executive officer as of December 31, 2021.

		Volta Option Awards(1)			Stock Awards(2)
Name	Number of Securities Underlying Unexercised Volta Options (#) Exercisable	Number of Securities Underlying Unexercised Volta Options (#) Unexercisable	Volta Option Exercise Price(3)	Volta Option Expiration Date	Number of Securities that Have Not Vested (#)	Market Value of Securities that Have Not Vested
Scott Mercer	—	—	—	—	5,250,000(4)	$38,535,000
	213,515(5)	79,301	$0.57	1/9/2029	—	—
	230,565(6)(7)	—	$0.32	11/6/2027	—	—
	135,922(8)(9)	—	$0.57	12/25/2028	—	—
	—	—	—	—	5,250,000(10)	$38,535,000
	—	—	—	—	2,000,000(11)	$14,680,000
	—	—	—	—	2,000,000(10)	$14,680,000
	—	—	—	—	379,219(12)	$2,783,468
	—	—	—	—	408,293(13)	$2,996,871
	—	—	—	—	131,463(14)	$964,939
					19,293(15)	$141,611
Christopher Wendel	—	—	—	—	5,250,000(4)	$38,535,000
	—	—	—	—	4,500,000(10)	$33,030,000
	—	—	—	—	1,375,000(11)	$10,092,500
	—	—	—	—	1,375,000(10)	$10,092,500
	—	—	—	—	379,219(12)	$2,783,468
	—	—	—	—	242,700(14)	$1,781,418

Volta Inc.

Notes to Consolidated Financial Statements

	—	—	—	—	408,293(13)	$2,996,871
	—	—	—	—	98,596(15)	$723,695
Francois Chadwick	—	606,750(16)	$6.17	4/22/2031	—	—
	—	—	—	—	500,000(10)	$3,670,000
	—	—	—	—	24,704(10)	181,328
	—	—	—	—	24,704(17)	181,328

1.Except as otherwise set forth below, all Volta Options reflected herein cover shares of Volta Class A Common Stock granted under the Volta Equity Incentive Plan.
2.Except as otherwise set forth below, all stock awards reflected herein cover shares of Volta Class A Common Stock granted under the Volta Equity Incentive Plan.
3.This column represents the fair market value of a share of Volta Class A Common Stock and Volta Class B Common Stock, as applicable, on the date of grant, as determined by the Volta Board.
4.Represents shares of Volta Class B Common Stock underlying an RSU. The RSU will vest upon the earliest of: (i) January 1, 2022, subject to the named executive officer’s continuous service through such date, (ii) the named executive officer’s termination of service by Volta without Cause (as defined in the applicable employment agreement); (iii) the named executive officer’s resignation from service for Good Reason (as defined in the applicable employment agreement); (iv) the named executive officer’s termination of service as a result of the named executive officer’s death or Disability (as defined in the applicable employment agreement); (v) as of immediately prior to a Change in Control (as defined in the applicable employment agreement); or (vi) as otherwise provided in the named executive officer’s employment agreement with Volta.
5.The Volta Option is subject to a four-year vesting schedule, with 25% of the option shares vesting on January 10, 2020 and 1/48th of the shares vesting monthly thereafter, subject to the option holder’s continuous service through each vesting date.
6.This award relates to a Volta Option that was amended to provide for immediate exercisability in December 2020.
7.These option shares are part of a Volta Option originally covering a total of 190,000 shares of Volta Class B Common Stock. The Volta Option is fully vested.
8.This award covers shares of Volta Class B Common Stock.
9.The Volta Option was fully vested on the date of grant.
10.Represents shares of Volta Class A Common Stock underlying an RSU. The RSU will vest based on the achievement of specified stock price targets on or before August 26, 2026; provided that, any shares subject to the RSU which have not vested on or before August 26, 2026 shall no longer be eligible to vest and shall automatically be forfeited and returned to the Plan.
11.Represents shares of Volta Class A Common Stock underlying an RSU. The RSU will vest on the date the Company achieves $239 million in annual revenue (the “Revenue Target”), subject to the holder continuing to remain a service provider through such date; provided, however, that if the Revenue Target is not met by December 31, 023, all shares underlying the RSU will be automatically forfeited.
12.Represents shares of Volta Class B Common Stock subject to a right of repurchase in favor of the Company. The repurchase right will lapse as to 25% of the total number of shares on August 6, 2019, and as to 1/48th of the total number of shares on each monthly anniversary thereafter, subject to the holder’s continued service through each vesting date.
13.Represents shares of Volta Class B Common Stock subject to a right of repurchase in favor of the Company. The repurchase right will lapse as to 25% of the total number of shares on October 3, 2020 and as to 1/48th of the total number of shares on each monthly anniversary thereafter, subject to the holder’s continued service through each vesting date.
14.Represents shares of Volta Class B Common Stock subject to a right of repurchase in favor of the Company. The repurchase right will lapse as to 25% of the total number of shares on February 1, 2020 and

Volta Inc.

Notes to Consolidated Financial Statements
as to 1/48th of the total number of shares on each monthly anniversary thereafter, subject to the holder’s continued service through each vesting date.
15.Represents shares of Volta Class B Common Stock subject to a right of repurchase in favor of the Company. The repurchase right will lapse as to 25% of the total number of shares on January 10, 2019 and as to 1/48th of the total number of shares on each monthly anniversary thereafter, subject to the holder’s continued service through each vesting date.
16.Represents shares of Volta Class A Common Stock underlying an RSU. The RSU will vest as to 1/3 of the total number of shares on November 15, 2022, and 1/12th of the total number of shares will vest on each quarterly anniversary thereafter, subject to the named executive officer’s continued service through each vesting date.
17.These option shares are part of a Volta Option originally covering a total of 500,000 shares of Volta Class B Common Stock. The Volta Option is subject to a four-year vesting schedule, with 25% of the option shares vesting on April 19, 2022 and 1/48th of the shares vesting monthly thereafter, subject to the option holder’s continuous service through each vesting date. As of December 31, 2021, 0 shares subject to the Volta Option are vested.

Additional Narrative Disclosure

Retirement Benefits

Volta currently maintains a retirement plan intended to provide benefits under section 401(k) of the Code where employees, including the named executive officers, are allowed to contribute portions of their base compensation to a tax-qualified retirement account. Volta matches 100% of contributions of up to 4% of the employee’s salary. The contributions made on behalf of the named executive officers for fiscal years 2020 and 2021 are disclosed above in the notes to the Summary Compensation Table.

Potential Payments on Termination or Change in Control

The following discussion describes the amounts and benefits that would have been owed to the named executive officers in the event of certain terminations of employment or change in control as of the end of fiscal year 2021 under the employment agreements and Carve-Out Plan (as defined below).

Employment Agreements. Each of the named executive officers has entered into an employment agreement with Volta as described above in the section titled “Narrative Disclosure to Summary Compensation Table.” Each employment agreement with Volta’s named executive officers provides for an initial term that continues until the one-year anniversary of the effective date of the agreement and shall thereafter automatically renew for successive additional one-year terms unless Volta or the named executive officer provides at least 90 days’ written notice of their intent not to renew the agreement; provided however, the named executive officer’s employment shall continue to be at-will and Volta or the named executive officer may terminate the named executive officer’s employment earlier at any time, for any reason, with or without cause and with or without notice.

Volta may terminate any of the employment agreements with the named executive officers immediately for “cause” (as defined in the applicable employment agreement). If the employment of a named executive officer is terminated by Volta without “cause” or terminates as a result of his death or disability, or the named executive officer resigns for “good reason” (as defined in the applicable employment agreement), the named executive officer will be entitled to receive the following severance benefits, subject to his execution of a release of claims in favor of Volta, its affiliates and any of their present, former and future owners, members, directors, officers, shareholders, employees, agents, servants, representatives, attorneys, predecessors, successors and assigns: (i) continued payment of his base salary for the lesser of the balance of the term of the agreement or six months following his termination date, (ii) acceleration of all outstanding unvested equity awards, (iii) any unpaid annual bonus for the completed fiscal year prior to the termination date, which bonus will be paid at the same time bonuses are paid to other senior executives and (iv) reimbursement or payment of COBRA premiums charged for coverage that exceeds the amount

Volta Inc.

Notes to Consolidated Financial Statements
paid for similar coverage by active employees for up to twelve months following the named executive officer’s termination date.

Pursuant to each of the employment agreements with the named executive officers, the named executive officer is also entitled to full acceleration of all outstanding unvested equity awards if Volta consummates a “change of control” (as defined in the applicable employment agreement) during the term of the agreement.

Executive Compensation Arrangements

This section describes the plans and arrangements Volta maintains for the benefit of its employees, including the named executive officers.

Volta Equity Incentive Plan. The Volta Equity Incentive Plan facilitates the grant of equity awards to attract, retain and incentivize employees (including the named executive officers), independent contractors and directors of Volta and its affiliates, which is essential to Volta’s long term success.

Volta Founder Incentive Plan. The Volta Founder Plan facilitated the grant of equity awards to Mr. Mercer and Mr. Wendel.

Volta 2021 Employee Stock Purchase Plan. The 2021 Employee Stock Purchase Plan allows employees of Volta and its affiliates to purchase shares of Volta Class A Common Stock at a discount through payroll deductions and to benefit from stock price appreciation, thus enhancing the alignment of employee and stockholder interests.

Director Compensation

In November 2021, the compensation committee of the Volta Board, comprised solely of independent directors, recommended to the Board for approval a compensation policy for non-employee directors (the “Director Compensation Policy”) after consideration of market data and based on the recommendation of its independent compensation consultant. Our Board approved the Director Compensation Policy. The Director Compensation Policy consists of cash compensation and equity awards as described below in the section titled “Non-Employee Director Compensation Arrangements.”

The following table sets forth information concerning the compensation of our non-employee directors for 2021. Neither Mr. Mercer nor Mr. Wendel received any additional compensation for service as a director for 2021.

Name	Fees Earned or Paid in Cash	Total
Eli Aheto	$27,826	$27,826
Vincent T. Cubbage	$27,826	$27,826
Martin Lauber	$25,217	$25,217
Katherine Savitt	$35,652	$35,652
Bonita Stewart	$25,217	$25,217
John Tough	$29,565	$29,565

Narrative Disclosure to Director Compensation Table

For 2021, the compensation program for Volta’s non-employee directors consisted of cash compensation. Ms. Savitt received additional cash compensation of $10,435 for her service as chairperson of the Volta Board.

Cash Compensation

Volta Inc.

Notes to Consolidated Financial Statements
In 2021, each of Volta’s non-employee directors received cash compensation of $20,870 for their service on the Volta Board, in accordance with the Director Compensation Policy.

In accordance with the Director Compensation Policy, the following non-employee directors received additional cash compensation for their service on certain committees of the Volta Board: (i) Mr. Aheto received $6,957 for his service as chair of the audit committee, (ii) Mr. Cubbage and Mr. Tough each received $3,478 for their service on the audit committee, (iii) Mr. Tough received $5,217 for his service as chair of the compensation committee, (iv) Mr. Lauber, Ms. Savitt and Ms. Stewart each received $2,609 for their service on the compensation committee, (v) Mr. Cubbage received $3,478 for his service as chair of the nominating and corporate governance committee, and (vi) Mr. Lauber, Ms. Savitt and Ms. Stewart each received $1,739 for their service on the nominating and corporate governance committee.

Non-Employee Director Compensation Arrangements

Volta has a non-employee director compensation policy designed to attract and retain high quality non-employee directors by providing competitive compensation and to align their interests with the interests of Volta stockholders through equity awards.

Specifically, the policy provides for the following annual cash retainers, which are payable quarterly in arrears and pro-rated for partial quarters of service:

Annual Board Member Service Retainer

•All Outside Directors: $60,000
•Outside Director serving as Chairperson or Lead Outside Director: $30,000 (in addition to above)

Annual Committee Member Service Retainer

•Member of the Audit Committee: $10,000
•Member of the Compensation Committee: $7,500
•Member of the Nominating and Corporate Governance Committee: $5,000

Annual Committee Chair Service Retainer (in lieu of Annual Committee Member Service Retainer)

•Chairperson of the Audit Committee: $20,000
•Chairperson of the Compensation Committee: $15,000
•Chairperson of the Nominating and Corporate Governance Committee: $10,000

Equity Compensation

As described below, non-employee directors will receive equity awards under the Volta Equity Incentive Plan annually and upon their initial appointment to the Volta Board, as follows:

a.Upon initial election or appointment to the Volta Board, a stock option or RSU award, as determined by the Volta Board, with a grant date value of $200,000, which will vest in three equal annual installments beginning on the first anniversary of the date of grant, subject to the non-employee director’s continuous service through each applicable vesting date; and

b.At each annual stockholder meeting following the non-employee director’s appointment to the Volta Board and such director’s service on the Volta Board for a minimum of six months, an additional stock option or RSU award, as determined by the Volta Board, with a grant date value of $150,000, which will vest in full upon the earlier of the first anniversary of the date of grant or the next annual stockholder meeting, subject to the non-employee director’s continuous service through the applicable vesting date.

Volta Inc.

Notes to Consolidated Financial Statements
Notwithstanding the foregoing, for each non-employee director who remains in continuous service as a member of the Volta Board until immediately prior to the consummation of a “change in control” (as defined in the Volta Equity Incentive Plan), any unvested portion of an equity award granted in consideration of such non-employee director’s service as a member of the Volta Board will vest in full immediately prior to, and contingent upon, the consummation of such change in control.

The Volta Board will also have discretion to grant additional equity awards to certain outside directors for services to Volta that exceed the standard expectations for an outside director or for other circumstances determined to be appropriate by the Volta Board. Volta will also reimburse directors for their reasonable out-of-pocket expenses in connection with attending board and committee meetings.

Director Options

Volta’s non-employee directors held the following aggregate number of stock options as of December 31, 2021:

Name	Shares Subject to Outstanding Stock Options
Eli Aheto	212,362
Vincent T. Cubbage	-
Martin Lauber	156,744
Katherine Savitt	394,387
Bonita Stewart	212,362
John Tough	242,700

Certain of Volta’s non-employee directors are affiliated with entities which hold Volta securities. See “Beneficial Ownership of Securities” and “Certain Relationships and Related Party Transactions - Volta’s Related Party Transactions” contained elsewhere in this Annual report for further information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of Volta Common Stock as of April 10, 2022 by:

•each person known by Volta to be the beneficial owner of more than 5% of the Volta Common Stock;
•each of Volta’s executive officers and directors; and
•all executive officers and directors of Volta as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership of the Volta Common Stock is based on 167,593,595 shares of Volta Common Stock outstanding as of April 10, 2022, comprised of 167,198,260 shares of Volta Class A Common Stock and 395,335 shares of Volta Class B Common Stock outstanding as of April 1, 2022. Shares of Volta Common Stock that may be acquired by an individual or group within 60 days of April 10, 2022 pursuant to the exercise of options or warrants that are currently exercisable or exercisable within 60 days of April 10, 2022 are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of voting common stock beneficially owned by them.

Volta Inc.

Notes to Consolidated Financial Statements
Unless otherwise indicated, the address for each Volta stockholder listed is: 155 De Haro Street San Francisco, CA 94103.

Name and Address of Beneficial Owners	Number of shares of Class A Common Stock	%	Number of shares of Class B Common Stock	%	% of Total Voting Power
Five Percent Holders
Entities Affiliated with Energize Ventures(1)	12,813,274	7.7%	-	-	7.5%
TortoiseEcofin Borrower LLC(2)	9,818,890	5.9%	-	-	5.7%
Virgo Hermes, LLC(3)	16,222,891	9.7%	-	-	9.5%
Current Directors and Named Executive Officers
Scott Mercer(4)	15,514,483	9.2%	-	-	9.0%
Christopher Wendel(5)	11,002,636	6.6%	-	-	6.4%
Francois Chadwick(6)	164,329	*	-	-	*
Eli Aheto(7)	253,623	*	-	-	*
Vincent T. Cubbage(8)	1,473,960	*	-	-	*
Martin Lauber(9)	1,651,140	1.0%	-	-	1.0%
Katherine J. Savitt(10)	394,387	*	-	-	*
Bonita Stewart(11)	154,472	*	-	-	*
John J. Tough(12)	12,813,274	7.7%	-	-	7.5%
All Directors and Executive Officers as a Group (10 Individuals)(13)	44,154,972	26.1%	-	-	25.5%
* Less than one percent.

1.Consists of (i) 8,414,566 shares held by Energize Ventures Fund LP (“EVF”); (ii) 1,644,107 shares held by Energize Growth Fund I LP (“EGF”), (iii) 1,848,507 shares held by EV Volta SPV LLC (“Volta SPV” and, together with EVF and EGF, the “Energize Funds”) and (iv) 663,394 shares issuable upon exercise of warrants. John Tough is the Managing Partner of EVF and has sole voting and investment power over the shares held by EVF and as such may be deemed to be the beneficial owner of such shares. Mr. Tough disclaims any beneficial ownership of the shares held by EVF. Energize Growth I GP LLC (“Growth GP”) is the general partner of EGF and Energize Ventures GP LLC (“Ventures GP”) is the manager of Volta SPV. John Tough is the Managing Partner of Growth GP and Ventures GP and has sole voting and investment power over the shares held by the Energize Funds. As such, Mr. Tough may be deemed to be the beneficial owner of such shares. Mr. Tough disclaims any beneficial ownership of the shares held by the Energize Funds. Also includes 242,700 shares of Volta Class B Common Stock issuable upon the exercise of Volta Options held directly by John J. Tough (see footnote 12, below). The principal address of the Energize Funds is 1 South Wacker Drive, Suite 1620, Chicago, Illinois 60606.

2.Includes 5,933,333 shares issuable upon exercise of Private Warrants. TortoiseEcofin Parent Holdco LLC is the sole member of TortoiseEcofin Borrower LLC, and TortoiseEcofin Investments, LLC is the sole member of TortoiseEcofin Parent Holdco LLC. TortoiseEcofin Investments, LLC is controlled by a board of directors, which consists of Jeffrey Lovell, Robert M. Belke, Brad Armstrong, H. Kevin Birzer, Gary P. Henson and Brad Hilsabeck. Tortoise Capital Advisors, L.L.C. is an investment adviser to the Tortoise Entities. Primary responsibility for the day-to-day management of the Tortoise Entities is the joint responsibility of a team of portfolio managers consisting of Brian A. Kessens, James R. Mick, Matthew G.P. Sallee, Robert J. Thummel, Stephen Pang and Nicholas S. Holmes. Tortoise Capital Advisors, L.L.C. has sole voting and dispositive power over the shares and warrants held by TortoiseEcofin Borrower LLC.

Volta Inc.

Notes to Consolidated Financial Statements
The address of TortoiseEcofin Borrower LLC is 6363 College Boulevard, Overland Park, Kansas 66211. The address of TMIC is 2200 Aldrich Street, Austin, Texas 78723.

3.Consists of (a) 7,112,449 shares of Volta Class A Common Stock and (b) 9,110,442 shares of Volta Class A Common Stock subject to an Assumed Warrant exercisable within 60 days of April 10, 2022, all of which are held directly by Virgo Hermes, LLC (“Virgo LLC”). Jesse Watson is the Managing Partner and Chief Investment Officer of Virgo LLC. The principal address of Virgo LLC is 1201 Howard Avenue, Burlingame, California 94010.

4.Consists of (a) 14,903,981 shares of Volta Class A Common Stock and (b) 610,502 shares of Volta Class A Common Stock issuable upon the exercise of Volta Options currently exercisable or exercisable within 60 days of April 10, 2022. On March 28, 2022, the Company announced that the Company and Mr. Mercer entered into an agreement under which Mr. Mercer resigned as a director effective as of March 26, 2022. Mr. Mercer will continue as Chief Executive Officer for a transition period ending on the earlier of (i) the date on which the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is filed with the Securities and Exchange Commission and (ii) April 29, 2022. Excludes 5,250,000 RSUs subject to vesting and settlement into shares of Class A Common Stock based on achievement of the applicable share price thresholds: one third of these awards will vest if the price of the Company’s common stock equals or exceeds $15.00, one third of these awards will vest if the price of the Company’s common stock equals or exceeds $20.00, and one third of these awards will vest if the price of the Company’s common stock equals or exceeds $25.00 (in each case for 20 trading days within any 30-trading-day period on or prior to August 26, 2026), and the awards are subject to full acceleration upon a change in control of the Company (as defined in the Company’s 2021 Founder Incentive Plan).

5.Consists of 11,002,636 shares of Volta Class A Common Stock. On March 28, 2022, the Company announced that the Company and Mr. Wendel entered into an agreement under which Mr. Wendel resigned as a director, officer and employee of the Company effective as of March 26, 2022. Excludes 4,500,000 RSUs subject to vesting and settlement into shares of Class A Common Stock based on achievement of the applicable share price thresholds: one third of these awards will vest if the price of the Company’s common stock equals or exceeds $15.00, one third of these awards will vest if the price of the Company’s common stock equals or exceeds $20.00, and one third of these awards will vest if the price of the Company’s common stock equals or exceeds $25.00 (in each case for 20 trading days within any 30-trading-day period on or prior to August 26, 2026), and the awards are subject to full acceleration upon a change in control of the Company (as defined in the Company’s 2021 Founder Incentive Plan).

6.Includes 164,329 shares of Volta Class A Common Stock issuable upon the exercise of Volta Options currently exercisable or exercisable within 60 days of April 10, 2022.

7.Consists of (a) 41,261 shares of Volta Class A Common Stock held directly by Pacific Premier Trust Custodian FBO Eli Aheto IRA, and (b) 212,362 shares of Volta Class A Common Stock issuable upon the exercise of Volta Options currently exercisable or exercisable within 60 days of April 10, 2022 held directly by Eli Aheto.

8.Includes 489,900 shares held by 3 Chiefs Family Trust. Charlene M. Cubbage is the trustee and a beneficiary of 3 Chiefs Family Trust (“3 Chiefs”), along with her children, and has sole voting and investment power over the shares held by 3 Chiefs.

9.Consists of (a) 510,536 shares of Volta Class A Common Stock held directly by 19Y Ventures VI, LLC (“19Y LLC”), (b) 822,055 shares of Volta Class A Common Stock held directly by 19Y Ventures VI-2, LLC (“19Y2 LLC”), (c) 237,644 shares of Volta Class A Common Stock held directly by Martin Lauber and (d) 80,905 shares of Volta Class A Common Stock issuable upon the exercise of Volta Options currently exercisable or exercisable within 60 days of April 10, 2022 held directly by Martin Lauber. 19Y LLC and 19Y2 LLC are managed by 19Y Ventures Management, LLC. Martin Lauber is the Managing

Volta Inc.

Notes to Consolidated Financial Statements
Member of 19Y Ventures Management, LLC. The principal address of 19Y LLC and 19Y2 LLC and Martin Lauber is 120 Gilmartin Drive, Tiburon, California 94920.

10.Consists of 394,387 shares of Volta Class A Common Stock issuable upon the exercise of Volta Options currently exercisable or exercisable within 60 days of April 10, 2022.

11.Consists of (a) 65,987 shares of Volta Class A Common Stock held directly by Bonita K. Coleman Living Trust (the “Living Trust”) and (b) 88,485 shares of Volta Class A Common Stock issuable upon the exercise of Volta Options currently exercisable or exercisable within 60 days of April 10, 2022 held directly by Bonita C. Stewart. Ms. Stewart is the trustee for the Living Trust and has sole voting and investment power over the shares held by the Living Trust. As such, Ms. Stewart may be deemed to be the beneficial owner of such shares.

12.Includes 242,700 shares of Volta Class A Common Stock issuable upon the exercise of Volta Options currently exercisable or exercisable within 60 days of April 10, 2022.

13.Includes 2,036,369 shares of Volta Class A Common Stock issuable upon the exercise of Volta Options currently exercisable or exercisable within 60 days of April 10, 2022.

Founder Security Ownership

The following tables set forth information regarding the potential voting power, on a fully-diluted ownership basis, of the shares of and vested equity interests in Volta Common Stock by Scott Mercer and Christopher Wendel prior to and following entering into certain settlement and release agreements described elsewhere in this Annual Report on Form 10-K and attached as Exhibits 10.12 and 10.13.

The voting power and fully-diluted ownership of the Volta Common Stock for the table below labeled “Pre-Separation Holdings” is based on 162,168,134 shares of Volta Common Stock outstanding as of March 25, 2022, comprised of 153,806,627 shares of Volta Class A Common Stock and 8,361,507 shares of Volta Class B Common Stock outstanding as of March 25, 2022. Volta Class B Common Stock carry ten votes per share and Volta Class A Common Stock carry one vote per share. Shares of Volta Common Stock that may be acquired by an individual as of March 25, 2022 pursuant to the exercise of options or settlement of restricted stock units (“RSUs”) that were exercisable as of March 25, 2022 are deemed to be outstanding for the purpose of computing the potential percentage fully-diluted ownership of such individual for illustration purposes, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Pre-Separation Holdings

Stockholder Name	Number of shares of Class A Common Stock	Number of shares of Class B Common Stock†	% Fully-Diluted Ownership†	% of Total Voting Power†
Scott Mercer(1)	6,365,145	11,716,721	10.7%	41.2%
Christopher Wendel(2)	6,694,804	6,885,373	8.1%	25.9%

† The inclusion of vested Volta Options and Volta RSUs exercisable as of March 25, 2022 is provided in these items as an illustration because such securities could have been exercised or settled, subject to the limitations provided in the contractual agreements governing such securities, but as of March 25, 2022 such vested Volta Options and Volta RSUs had not been exercised or settled, as applicable. Only the shares of Volta Class A Common Stock and Volta Class B Common Stock noted as outstanding in the footnotes below were outstanding voting securities as of March 25, 2022.

(1) Consisted of (a) 5,902,767 shares of outstanding Volta Class A Common Stock, (b) 462,378 shares of Volta Class A Common Stock issuable upon the exercise of Volta Options exercisable as of March 25, 2022, (c) 6,330,799 shares of outstanding Volta Class B Common Stock, (d) 135,922 shares of Volta Class B Common Stock issuable

Volta Inc.

Notes to Consolidated Financial Statements
upon the exercise of Volta Options exercisable as of March 25, 2022 and (e) 5,250,000 shares of Volta Class B Common Stock issuable upon the settlement of Volta RSUs on April 1, 2022 pursuant to the FIP. Excludes (i) 5,250,000 unvested RSUs subject to vesting and settlement into shares of Class A Common Stock based on achievement of the applicable share price thresholds: one third of these awards will vest if the price of the Company’s common stock equals or exceeds $15.00, one third of these awards will vest if the price of the Company’s common stock equals or exceeds $20.00, and one third of these awards will vest if the price of the Company’s common stock equals or exceeds $25.00 (in each case for 20 trading days within any 30-trading-day period on or prior to August 26, 2026) and (ii) 4,923,695 RSUs subject to other vesting criteria.

(2) Consisted of (a) 6,694,804 shares of outstanding Volta Class A Common Stock, (b) 1,635,373 shares of outstanding Volta Class B Common Stock and (c) 5,250,000 shares of Volta Class B Common Stock issuable upon the settlement of Volta RSUs on April 1, 2022 pursuant to the FIP. Excludes (i) 4,500,000 RSUs subject to vesting and settlement into shares of Class A Common Stock based on achievement of the applicable share price thresholds: one third of these awards will vest if the price of the Company’s common stock equals or exceeds $15.00, one third of these awards will vest if the price of the Company’s common stock equals or exceeds $20.00, and one third of these awards will vest if the price of the Company’s common stock equals or exceeds $25.00 (in each case for 20 trading days within any 30-trading-day period on or prior to August 26, 2026) and (ii) 3,492,972 RSUs subject to other vesting criteria.

The voting power and fully-diluted ownership of the Volta Common Stock for the table below labeled “Post-Separation Holdings” is based on 167,593,595 shares of Volta Common Stock outstanding as of April 10, 2022, comprised of 167,198,260 shares of Volta Class A Common Stock and 395,335 shares of Volta Class B Common Stock outstanding as of April 10, 2022. Shares of Volta Common Stock that may be acquired by an individual within 60 days of April 10, 2022 pursuant to the exercise of options or settlement of RSUs that were exercisable as of April 10, 2022 are deemed to be outstanding for the purpose of computing the percentage fully-diluted ownership of such individual, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Post-Separation Holdings

Stockholder Name	Number of shares of Class A Common Stock	Number of shares of Class B Common Stock	% Fully-Diluted Ownership	% of Total Voting Power
Scott Mercer(1)	15,563,284	-	9.3%	9.1%
Christopher Wendel(2)	11,002,636	-	6.6%	6.4%

(1) Consists of (a) 14,903,981 shares of Volta Class A Common Stock and (b) 659,303 shares of Volta Class A Common Stock issuable upon the exercise of Volta Options currently exercisable as of April 10, 2022. Excludes 5,250,000 unvested RSUs subject to vesting and settlement into shares of Class A Common Stock based on achievement of the applicable share price thresholds: one third of these awards will vest if the price of the Company’s common stock equals or exceeds $15.00, one third of these awards will vest if the price of the Company’s common stock equals or exceeds $20.00, and one third of these awards will vest if the price of the Company’s common stock equals or exceeds $25.00 (in each case for 20 trading days within any 30-trading-day period on or prior to August 26, 2026).

(2) Consists of 11,002,636 shares of Volta Class A Common Stock. Excludes 4,500,000 unvested RSUs subject to vesting and settlement into shares of Class A Common Stock based on achievement of the applicable share price thresholds: one third of these awards will vest if the price of the Company’s common stock equals or exceeds $15.00, one third of these awards will vest if the price of the Company’s common stock equals or exceeds $20.00, and one third of these awards will vest if the price of the Company’s common stock equals or exceeds $25.00 (in each case for 20 trading days within any 30-trading-day period on or prior to August 26, 2026).

Changes in Control

Volta Inc.

Notes to Consolidated Financial Statements

Volta’s management knows of no arrangements, including any pledge by any person or securities of Volta, the operation of which may at a subsequent date result in a change in control of Volta.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2020 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control, and other arrangements, which are described under the section entitled “Executive Compensation.”

Stockholder Support Agreement

On February 7, 2021, Tortoise Corp II, Legacy Volta and certain shareholders of Legacy Volta entered into a Stockholder Support Agreement (the “Stockholder Support Agreement”) pursuant to which such shareholders agreed to vote all of their shares of Legacy Volta Common Stock and Legacy Volta Preferred Stock in favor of the approval and adoption of the Reverse Recapitalization. Under the Stockholder Support Agreement, the shareholders agreed to execute and deliver a written consent with respect to their outstanding shares in favor of the approval and adoption of the Merger Agreement and the Reverse Recapitalization within forty-eight hours of Tortoise Corp II’s registration statement on Form S-4 becoming effective. In addition, the Stockholder Support Agreement prohibited the shareholders from engaging in activities that have the effect of soliciting a competing acquisition proposal. The Stockholder Support Agreement terminated as of the Effective Time of the Reverse Recapitalization pursuant to the terms thereof.

Amended and Restated Registration Rights Agreement

In connection with the Closing, that certain Registration Rights Agreement, dated September 10, 2020, among Tortoise Corp II and certain persons and entities holding securities of TortoiseCorp (the “IPO Registration Rights Agreement”), was amended and restated and Tortoise Corp II, certain persons and entities holding securities of Tortoise Corp II prior to the Closing (the “Initial Holders”) and certain persons and entities receiving Volta Class A Common Stock or instruments exercisable for Volta Class A Common Stock in connection with the Reverse Recapitalization (the “New Holders” and, together with the Initial Holders, the “Registration Rights Holders”) entered into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”).

Pursuant to the A&R Registration Rights Agreement, Volta agreed that, within 30 calendar days after the consummation of the Reverse Recapitalization, Volta will file with the SEC (at Volta’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Registration Rights Holders (the “Resale Registration Statement”), and Volta will use its commercially reasonable best efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, certain of the Registration Rights Holders can demand up to three underwritten offerings, and all of the Registration Rights Holders will be entitled to customary piggyback registration rights. The A&R Registration Rights Agreement does not provide for the payment of any cash penalties by Volta if it fails to satisfy any of its obligations under the A&R Registration Rights Agreement.

Lock-Up Arrangements

On February 7, 2021, the Founders of Volta entered into the Lock-Up Agreement (the “Lock-Up Agreement”) with Tortoise Corp II and Volta, pursuant to which they agreed, subject to certain customary exceptions, not to effect any (a) direct or indirect sale, assignment, pledge, hypothecation, disposition, loan or other transfer, or entry into any agreement with respect to any sale, assignment, pledge, hypothecation, disposition, loan or other transfer, with respect to any shares of Volta Class A Common Stock or Volta Class B Common Stock held by them immediately

Volta Inc.

Notes to Consolidated Financial Statements
after the Effective Time, including any shares of Volta Class A Common Stock or Volta Class B Common Stock issuable upon the exercise of Volta Options or Volta Warrants to purchase shares of Volta Class A Common Stock or Volta Class B Common Stock held by them immediately following the Closing or (b) publicly announce any intention to effect any transaction specified in clause (a), in each case, until the date that is the earlier of (i) one year after the Closing Date and (ii) the earlier to occur of, subsequent to the Closing Date, (x) the first date on which the last reported sale price of the Volta Class A Common Stock equals or exceeds $12.00 per share (as equitably adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing and (y) the date on which there is consummated a subsequent liquidation, merger, share exchange or other similar transaction which results in all of Volta’s stockholders having the right to exchange their shares of Volta Class A Common Stock for cash, securities or other property.

Additionally, the Volta Bylaws include transfer restrictions on our securities issued to Legacy Volta stockholders in connection with the Reverse Recapitalization for a period of six months after the Closing.

Pre-Reverse Recapitalization Related Party Transactions of Tortoise Corp II

Founder Shares

In July 2020, 7,187,500 Founder Shares were issued to Tortoise Sponsor II LLC ("Sponsor") in exchange for the payment of $25,000 of expenses on Tortoise Corp II’s behalf. In September 2020, Tortoise Corp II effected a share capitalization with respect to its Class B Ordinary Shares of 1,437,500 shares thereof, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. In connection with the Initial Public Offering, the Sponsor transferred 35,000 Founder Shares to each of Juan J. Daboub, Karin M. Leidel and Sidney L. Tassin (collectively, the “Independent Directors”). The Founder Shares were identical to the Class A Ordinary Shares included in the Units sold in the Initial Public Offering except that the Founder Shares are Class B Ordinary Shares which automatically converted into Class A Ordinary Shares at the time of the Reverse Recapitalization and are subject to certain transfer restrictions, as described in more detail below.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (a) one year after the completion of the Reverse Recapitalization and (b) subsequent to the Reverse Recapitalization, (i) if the last reported sale price of the Volta Class A Common Stock equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the Reverse Recapitalization, or (ii) the date on which Tortoise Corp II completes a liquidation, merger, share exchange or other similar transaction that results in all of Tortoise Corp II’s shareholders having the right to exchange their Volta Class A Common Stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, Tortoise Corp II completed the Private Placement of the Private Warrants to an affiliate of the Sponsor, generating gross proceeds of approximately $8.9 million. Each Private Warrant is exercisable for one share of Volta Class A Common Stock at an exercise price of $11.50 per share. A portion of the proceeds from the sale of the Private Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Warrants are non-redeemable for cash and exercisable on a cashless basis.

The affiliate of the Sponsor and Tortoise Corp II’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Warrants until 30 days after the completion of the Reverse Recapitalization.

Related Party Notes

Volta Inc.

Notes to Consolidated Financial Statements
On July 29, 2020, the Sponsor agreed to loan Tortoise Corp II funds to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of 180 days and the closing of the Initial Public Offering. Tortoise Corp II borrowed approximately $181,000 under the Note and repaid the Note in full on September 21, 2020.

Administrative Services Agreement

Pursuant to an Administrative Services Agreement between Tortoise Corp II and Tortoise Capital Advisors, L.L.C. (“Tortoise Capital Advisors”), an affiliate of the Sponsor, dated September 10, 2020 (the “Administrative Services Agreement”), TortoiseCorp agreed to pay Tortoise Capital Advisors a total of $10,000 per month for office space, utilities and administrative support. Tortoise Corp II incurred $30,000 and $60,000 for expenses in connection with the Administrative Services Agreement for the three months and six months ended June 30, 2021, respectively. No amounts were due as of June 30, 2021 and December 31, 2020. The agreement terminated upon the consummation of the Reverse Recapitalization.

Forward Purchase Agreement

Tortoise Corp II entered into a forward purchase agreement (the “Forward Purchase Agreement”) pursuant to which Tortoise Corp II may elect, in its sole and absolute discretion, to offer CIBC National Trust Company (“CIBC National Trust”) the opportunity to purchase forward purchase units, consisting of one Class A ordinary share of Tortoise Corp II (the “Forward Purchase Shares”) and one-fourth of one redeemable warrant (the “Forward Purchase Warrants”), where each whole redeemable warrant is exercisable to purchase one Class A ordinary share of Tortoise Corp II at an exercise price of $11.50 per share (the “Forward Purchase Units”), and, if CIBC National Trust accepts such offer, it commits to purchase at least a minimum aggregate amount equal to either (a) 10% of the gross proceeds from a private placement that may close simultaneously with the closing of the Initial Reverse Recapitalization or (b) 10% of the gross proceeds from the Initial Public Offering (the “Minimum Aggregate Amount”), and up to $100,000,000 of Forward Purchase Units at a price per unit equal to the public offering price (the “Maximum Aggregate Amount”). The Forward Purchase Shares are identical to the Class A Ordinary Shares included in the Units sold in the Initial Public Offering and the Forward Purchase Warrants will have the same terms as the Public Warrants, except the Forward Purchase Shares and the Forward Purchase Warrants will be subject to transfer restrictions and certain registration rights. The funds from the sale of the Forward Purchase Units may be used as part of the consideration to the sellers in the Initial Reverse Recapitalization, and any excess funds may be used for the working capital needs of the post-transaction company. The Forward Purchase Agreement is subject to conditions, including CIBC National Trust specifying the amount of Forward Purchase Units between the Minimum Aggregate Amount and Maximum Aggregate Amount (the “Specified Amount”) it wishes to purchase after Tortoise Corp II notifies CIBC National Trust of its intention to offer CIBC National Trust the opportunity to purchase Forward Purchase Units. Tortoise Corp II may specify, in its sole and absolute discretion and at any time prior to or after CIBC National Trust has indicated its Specified Amount, an amount below the Specified Amount that Tortoise Corp II is willing to sell to CIBC National Trust. CIBC National Trust may choose to accept Tortoise Corp II’s offer to purchase the Forward Purchase Units entirely within CIBC National Trust’s sole discretion. Accordingly, if CIBC National Trust does not accept Tortoise Corp II’s offer to purchase the Forward Purchase Units, it will not be obligated to purchase the Forward Purchase Units. On February 8, 2021, and in connection with CIBC National Trusts entering into of a subscription agreement to purchase shares of Volta Class A Common Stock in the PIPE Financing, Tortoise Corp II delivered a notice to CIBC National Trust stating that Tortoise Corp II will not elect to offer CIBC National Trust the opportunity to purchase Forward Purchase Units pursuant to the Forward Purchase Agreement.

Letter Agreement

The Founder Shares, Private Warrants and any Volta Class A Common Stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to a letter agreement entered into by the Sponsor and Tortoise Corp II’s officers and directors. This letter agreement provides that the Founder Shares may not be transferred, assigned or sold until the earlier of (x) one year after the Closing or earlier if, subsequent to the Closing, the last sale price of Volta’s Class A Common Stock equals or exceeds $12.00 per share (as adjusted for share sub-

Volta Inc.

Notes to Consolidated Financial Statements
divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction after the Closing that results in all of Volta’s stockholders having the right to exchange their shares for cash, securities or other property.

The letter agreement provides that the Private Warrants may not be transferred, assigned or sold until 30 days following the Closing.

Pre-Reverse Recapitalization Related Party Transactions of Legacy Volta

Legacy Volta Series D and D-1 Preferred Stock

Between December 2020 and February 2021, Legacy Volta sold an aggregate of 13,266,042 shares of Legacy Volta Series D Preferred Stock at a per-share issuance price of $7.3809 to accredited investors for an aggregate purchase price of approximately $97.9 million. In December 2020, Legacy Volta also issued an aggregate of 8,283,574 shares of Legacy Volta Series D-1 Preferred Stock at a per-share issuance price of $3.7731 through the conversion of certain promissory notes for an aggregate value of approximately $31.2 million. Each outstanding share of Legacy Volta Series D Preferred Stock and Legacy Series D-1 Preferred Stock converted into shares of Legacy Volta Class B Common Stock immediately prior to the Effective Time as part of the Conversion in connection with the Reverse Recapitalization.

The following table summarizes issuances of shares of Legacy Volta Series D Preferred Stock and Legacy Volta Series D-1 Preferred Stock to Legacy Volta’s directors, executive officers or holders of more than 5% of Legacy Volta’s capital stock or their respective affiliated entities.

Name of Stockholder(1)	No. of Shares (Series D)	No. of Shares (Series D-1)	Aggregate Purchase Price ($)
Virgo Hermes, LLC*(2)	-	1,386,686	$5,232,110
Entities affiliated with Energize Ventures*(3)	1,923,883	841,806	17,376,207
Carolyn Magill(4)	-	26,979	101,797
Pacific Premier Trust Custodian FBO Eli Aheto IRA(5)	34,001	-	250,958
Entities affiliated with Martin Lauber(6)	812,908	-	5,999,993
Bauer Family Investments LLC(7)	-	54,249	204,690
The Bonita K Coleman Living Trust(8)	-	54,377	205,173
Activate Capital Partners, LP*	-	412,073	1,554,795

____________
* Owner of more than 5% of Legacy Volta capital stock.

1.Additional details regarding these stockholders and their equity holdings are provided in this Annual report under the section “Principal Securityholders.”
2.Virgo Hermes, LLC was, at the time of the Legacy Volta’s Series D private financing round (the “Legacy Volta Series D Financing”), an affiliate of Eli Aheto, a member of Legacy Volta’s board of directors.
3.Consists of (i) 1,354,847 shares of Legacy Volta Series D Preferred Stock held by Energize Growth Fund I LP, (ii) 569,036 shares of Legacy Volta Series D Preferred Stock held by EV Volta SPV LLC and (iii) 841,806 shares of Legacy Volta Series D-1 Preferred Stock held by Energize Ventures Fund LP. Each of Energize Growth Fund I LP, EV Volta SPV LLC and Energize Ventures Fund LP is an affiliate of John Tough, a member of Legacy Volta’s board of directors.
4.Carolyn Magill is the spouse of Eli Aheto, a member of Legacy Volta’s board of directors.

Volta Inc.

Notes to Consolidated Financial Statements
5.Pacific Premier Trust Custodian FBO Eli Aheto IRA is an affiliate of Eli Aheto, a member of Legacy Volta’s board of directors.
6.Consists of (i) 135,484 shares of Legacy Volta Series D Preferred Stock held by 19Y Ventures VI, LLC and (ii) 677,424 shares of Legacy Volta Series D Preferred Stock held by 19Y Ventures VI-2, LLC. Each of 19Y Ventures VI, LLC and 19Y Ventures VI-2, LLC is an affiliate of Martin Lauber, a member of Legacy Volta’s board of directors.
7.Bauer Family Investments LLC is an affiliate of Christopher Wendel, a member of Legacy Volta’s board of directors and an executive officer of Legacy Volta.
8.The Bonita K Coleman Living Trust is an affiliate of Bonita Stewart, a member of Legacy Volta’s board of directors.

Stock Transfers

On December 30, 2020, Scott Mercer, a director, executive officer and holder of more than 5% of Legacy Volta’s capital stock, sold an aggregate of 427,844 shares of Legacy Volta Class B Common Stock to EV Volta SPV LLC, an entity affiliated with John Tough, one of Legacy Volta’s directors, at a purchase price of $7.01 per share, for an aggregate purchase price of $3.0 million. In addition, Christopher Wendel, a director, executive officer and holder of more than 5% of Legacy Volta’s capital stock, sold an aggregate of 142,615 shares of Legacy Volta Class B Common Stock to EV Volta SPV LLC at a purchase price of $7.01 per share, for an aggregate purchase price of $1.0 million.

On December 31, 2020, Scott Mercer also sold an aggregate of 285,229 shares of Legacy Volta Class B Common Stock to 19Y Ventures VI, LLC, an entity affiliated with Martin Lauber, one of Legacy Volta’s directors, at a purchase price of $7.01 per share, for an aggregate purchase price of $2.0 million.

Related Party Loans

In October 2015, Legacy Volta made loans to each of Scott Mercer and Christopher Wendel in the amounts of $150,000 and $105,000, respectively, to enable the purchase of 500,000 shares and 350,000 shares, respectively, of Legacy Volta Class A Common Stock pursuant to restricted stock purchase agreements with such directors and executive officers. The loans were interest-bearing at a rate of 2.3% per annum and were secured by a pledge of such shares of Legacy Volta Class A Common Stock. The amounts outstanding under each of the loans were repaid in full at or prior to the Closing of the Reverse Recapitalization.

In December 2016, Legacy Volta made loans of $342,000 to each of Scott Mercer and Christopher Wendel to enable the purchase of 900,000 shares of Legacy Volta Class B Common Stock each pursuant to the Legacy Volta Option Plan. The loans were interest-bearing at a rate of 2.26% per annum and were secured by a pledge of such shares of Legacy Volta Class B Common Stock. The amounts outstanding under each of the loans were repaid in full at or prior to the Closing of the Reverse Recapitalization.

In December 2020, Legacy Volta made loans to certain of its directors and executive officers in the amounts set forth in the table below to enable such directors and executive officers to exercise certain outstanding Legacy Volta Options to purchase shares of Legacy Volta Class A Common Stock and Legacy Volta Class B Common Stock, as applicable. The loans were interest-bearing at a rate of 3.25% per annum and were secured by a pledge of shares of Legacy Volta Class A Common Stock and Legacy Volta Class B Common Stock in the amounts detailed below. All of such loans were repaid in full at or prior to the Closing of the Reverse Recapitalization.

		Pledged Shares
Name	Principal Amount	Legacy Volta Class A Common Stock	Legacy Volta Class B Common Stock
Scott Mercer	$3,061,433	1,236,015	1,577,322
Christopher Wendel	2,810,570	605,686	2,159,552
Andrew B. Lipsher	1,278,392	177,266	1,296,041

Volta Inc.

Notes to Consolidated Financial Statements

Debra A. Crow	987,915	57,182	966,309
James S. DeGraw	540,565	—	449,665
Praveen K. Mandal	365,178	—	306,552
Nadya Kohl	195,000	—	150,000

In February 2021, Legacy Volta made additional loans to certain of its directors and executive officers in the amounts set forth in the table below to facilitate the satisfaction of the recipients’ tax withholding obligations associated with the grant of vested shares of Legacy Volta restricted stock to such recipients. The loans were interest-bearing at a rate of 3.25% per annum and were secured by a pledge of shares of Legacy Volta Class B Common Stock in the amounts detailed below. All of such loans were repaid in full at or prior to the Closing of the Reverse Recapitalization.

Name	Principal Amount	Pledged Shares (Legacy Volta Class B Common Stock)
Scott Mercer	$5,113,961	2,089,037
Christopher Wendel	3,790,221	1,548,293

Consulting Agreements

2Predict, Inc.

Praveen Mandal, who has served as Legacy Volta’s Chief Technology Officer since October 2019, also served as the Chief Executive Officer of 2Predict until April 2021.

In February 2021, Legacy Volta entered into a Master Service Agreement with 2Predict, pursuant to which 2Predict agreed to develop data models for Legacy Volta for a term of at least one year. As of December 31, 2020, Legacy Volta has made payments of $773,632 to 2Predict under such agreements.

In April 2021, Legacy Volta entered into an Asset Purchase Agreement with 2Predict, pursuant to which Legacy Volta acquired certain assets of 2Predict for purchase consideration of $200,000 and 150,134 Class B common shares of Volta Industries, Inc. Mr. Mandal also signed a revised employment agreement as a full-time employee of Legacy Volta.

Energize Ventures

In connection with the Legacy Volta Series D Financing, Legacy Volta issued warrants to purchase 381,679 shares of Legacy Volta Class B Common Stock at an exercise price of $1.31 per share in March 2020 to Energize Ventures, as consideration for certain consulting services provided by Energize Ventures (or its predecessor entity) to Legacy Volta. John Tough, who serves as a member of Legacy Volta’s board of directors, is a Managing Partner of Energize Ventures.

Activate Capital Partners LP

In December 2020, in connection with the Legacy Volta Series D Financing, Legacy Volta issued Activate Capital Partners LP, a holder of more than 5% of Legacy Volta’s capital stock, warrants to purchase 150,000 shares of Legacy Volta Class B Common Stock at an exercise price of $0.01 per share, as consideration for certain consulting services provided by Activate Capital Partners LP to Legacy Volta.

Amended and Restated Investors’ Rights Agreement

In December 2020, Legacy Volta entered into an amended and restated investors’ rights agreement (the “Investors’ Rights Agreement”) with certain holders of Legacy Volta’s capital stock including certain directors, officers and holders of 5% or more of Legacy Volta’s capital stock. In particular, each of Scott Mercer, Christopher Wendel,

Volta Inc.

Notes to Consolidated Financial Statements
Bonita Stewart, Debra Crow, John Tough and Eli Aheto and each of Virgo Hermes, LLC, Activate Capital Partners LP, 19Y Ventures VI, LLC and 19Y Ventures VI-2, LLC are parties to the Investors’ Rights Agreement. Pursuant to the Investors’ Rights Agreement, the parties thereto have agreed to certain transfer restrictions relating to their equity interests in Legacy Volta and eligible holders of Legacy Volta’s capital stock received certain registration rights, information rights and pre-emptive rights relating to certain future equity issuances by Legacy Volta, each in accordance with the terms thereof. The Investors’ Rights Agreement terminated in accordance with its terms at the Closing.

Voting Agreement

In December 2020, Legacy Volta entered into an amended and restated voting agreement (the “Voting Agreement”) with certain holders of Legacy Volta’s capital stock including certain directors, officers and holders of 5% or more of Legacy Volta’s capital stock. In particular, each of Scott Mercer, Christopher Wendel, Bonita Stewart, Debra Crow, John Tough and Eli Aheto and each of Virgo Hermes, LLC, Activate Capital Partners LP, 19Y Ventures VI, LLC and 19Y Ventures VI-2, LLC are parties to the Voting Agreement. Pursuant to the Voting Agreement, the parties thereto have agreed to vote their interests in Legacy Volta in favor of the composition of the Legacy Volta Board as set forth in the Voting Agreement and agreed to be subject to customary drag-along rights in connection with certain prospective sale transactions, each in accordance with the terms thereof. The Voting Agreement terminated in accordance with its terms at the Closing.

Amended and Restated Right of First Refusal and Co-Sale Agreement

In December 2020, Legacy Volta entered into an amended and restated right of first refusal and co-sale agreement (the “ROFR and Co-Sale Agreement”) with certain holders of Legacy Volta’s capital stock including certain directors, officers and holders of 5% or more of Legacy Volta’s capital stock. In particular, each of Scott Mercer, Christopher Wendel, Bonita Stewart, Debra Crow, John Tough and Eli Aheto and each of Virgo Hermes, LLC, Activate Capital Partners LP, 19Y Ventures VI, LLC and 19Y Ventures VI-2, LLC are parties to the ROFR and Co-Sale Agreement. Pursuant to the ROFR and Co-Sale Agreement, certain parties thereto have agreed to grant Legacy Volta a right of first refusal on certain transfers of Legacy Volta’s equity securities, with other investors party thereto entitled to a secondary right of first refusal and a right of co-sale on transfers by other applicable holders, subject to certain exceptions, each in accordance with the terms thereof. The ROFR and Co-Sale Agreement terminated in accordance with its terms at the Closing.

Indemnification Agreements

The Volta Charter contains provisions limiting the liability of directors, and the Volta Bylaws provide that Volta will indemnify each of its directors to the fullest extent permitted under Delaware law. Our charter documents also provide the Volta Board with discretion to indemnify officers and employees when determined appropriate by the Volta Board.

Volta has entered into indemnification agreements with each of its directors, officers and certain other key employees. The indemnification agreements provide that Volta will indemnify each of its directors, executive officers and other key employees against any and all expenses incurred by such director, executive officer or other key employee because of his or her status as one of Volta’s directors, executive officers or other key employees, to the fullest extent permitted by Delaware law and our charter documents. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, Volta will advance all expenses incurred by its directors, executive officers, and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer or key employee. For more information regarding these indemnification agreements, see the section entitled “Description of Securities.”

Related Party Transactions Policy

Volta has adopted a written related party transaction policy. The policy provides that officers, directors, holders of more than 5% of any class of Volta’s voting securities and any member of the immediate family of and any entity

Volta Inc.

Notes to Consolidated Financial Statements
affiliated with any of the foregoing persons will not be permitted to enter into a related-party transaction with Volta without the prior consent of the audit committee, or other independent members of the Volta Board in the event it is inappropriate for the audit committee to review such transaction due to a conflict of interest. Any request for Volta to enter into a transaction with an executive officer, director, principal stockholder or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to the audit committee for review, consideration and approval. In approving or rejecting the proposed transactions, the audit committee will take into account all of the relevant facts and circumstances available.

All of the transactions described in this section were entered into prior to the adoption of this policy.

Item 14. Principal Accounting Fees and Services

Grant Thornton LLP (“Grant Thornton”) is the Company’s independent registered public accounting firm.

Aggregate fees for professional services rendered for Volta by Grant Thornton for the fiscal year ended December 31, 2021 were as follows, in thousands:

Audit Fees	$1,446
Audit Related Fees	1,030
Tax Fees	22
All Other Fees	—
Total	$2,498

Audit Fees. Grant Thornton was engaged as our independent registered public accounting firms to audit our financial statements for the year ended December 31, 2021 and to perform services in connection with our registration statements.

Audit Related Fees. Audit Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements but are not reported in the prior paragraph. These fees are related to subscriptions to online accounting, educational, and public company transition matters.

Tax Fees. Represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All Other Fees. Represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

Auditor Independence. The Audit Committee has considered the non-audit services provided by Grant Thornton and determined that the provision of such services had no effect on Grant Thornton’s independence from Volta.

Audit Committee Pre-Approval Policy and Procedures.

The Audit Committee must review and pre-approve all audit and non-audit services provided by Grant Thornton, which was our independent registered public accounting firm as of December 31, 2021, and has adopted a Pre-Approval Policy. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair the auditor’s independence. The term of any pre-approval is twelve months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Any proposed services exceeding pre-approved fee ranges or limits must be specifically pre-approved by the Audit Committee.

Volta Inc.

Notes to Consolidated Financial Statements
Requests or applications to provide services that require pre-approval by the Audit Committee must be accompanied by a statement of the independent auditors as to whether, in the auditor’s view, the request or application is consistent with the SEC’s and the Public Company Accounting Oversight Board’s rules on auditor independence. Each pre-approval request or application must also be accompanied by documentation regarding the specific services to be provided.

The Audit Committee has not waived the pre-approval requirement for any services rendered by Grant Thornton to Volta. All of the services provided by Grant Thornton to the Company described above were pre-approved by the Audit Committee.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.Financial Statements. The financial statements included in “Index to the Consolidated Financial Statements” in Part II, Item 8 are filed as part of this Annual Report on Form 10-K.

2.Financial Statement Schedules. None.

3.Exhibits. Exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Document
2.1*
Business Combination Agreement, dated as of February 7, 2021, by and among Tortoise Corp II, First Merger Sub, Second Merger Sub and Volta (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2021).

3.1
Certificate of Incorporation of Volta Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).

3.2	Bylaws of Volta Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
3.3	Amendment to the Bylaws of Volta Inc. (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2022).
4.1	Specimen Class A Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
4.2	Specimen Warrant Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
4.3	Amended and Restated Warrant Agreement, dated August 26, 2021, by and among Volta, Computershare Trust Company, N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
4.4	Description of Securities.

Volta Inc.

Notes to Consolidated Financial Statements

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
10.2	Lock-Up Agreement, dated as of February 7, 2021, by and among the Company, Legacy Volta and Legacy Volta’s founders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2021).
10.3	Sponsor Letter, dated as of February 7, 2021, by and among the Company, Legacy Volta, Tortoise Sponsor II LLC and certain holders of Legacy Volta’s founder shares named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2021).
10.4	Amended and Restated Registration Rights Agreement, dated as of August 26, 2021, by and among Volta, Tortoise Sponsor II LLC and certain other parties (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
10.5	Lease by and between 155 De Haro Associates LLC and Legacy Volta, dated as of February 8, 2016, as amended on each of April 20, 2016, August 31, 2016, August 29, 2018, and May 26, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
10.6†	New Volta 2021 Equity Incentive Plan and related forms of award agreements (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
10.7†	New Volta Founder Incentive Plan and related forms of award agreements (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
10.8†	New Volta Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
10.9†	Employment Agreement, dated December 18, 2018, by and between Scott Mercer and Legacy Volta (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
10.10†	Employment Agreement, dated December 18, 2018, by and between Chris Wendel and Legacy Volta (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
10.11†	Employment Agreement, dated August 11, 2020, by and between James DeGraw and Legacy Volta (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
10.12†	Settlement and Release Agreement dated March 26, 2022, by and among Scott Mercer, Volta Inc. and Volta Charging Industries, LLC.
10.13†	Settlement and Release Agreement dated March 26, 2022, by and among Christopher Wendel, Volta Inc. and Volta Charging Industries, LLC.
16.1	Letter to the Securities and Exchange Commission from WithumSmith+Brown, PC, dated September 1, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm of Volta Inc.
24.1	Power of attorney (included on the signature page hereof).

Volta Inc.

Notes to Consolidated Financial Statements

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
The following materials from Volta Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
† Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None provided.

Volta Inc.

Notes to Consolidated Financial Statements
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Volta Inc.

Date: April 15, 2022	By:	/s/ Scott Mercer
Scott Mercer
Chief Executive Officer, Director and Chairperson
(Principal Executive Officer)

Date: April 15, 2022	By:	/s/ Francois P. Chadwick
Francois P. Chadwick
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott Mercer	Chief Executive Officer, Director and Chairperson	April 15, 2022
Scott Mercer	(Principal Executive Officer)

/s/ Francois P. Chadwick	Chief Financial Officer	April 15, 2022
Francois P. Chadwick	(Principal Financial Officer and Principal Accounting Officer)

/s/ Eli Aheto	Director	April 15, 2022
Eli Aheto

/s/ Vincent T. Cubbage	Director	April 15, 2022
Vincent T. Cubbage

/s/ Martin Lauber	Director	April 15, 2022
Martin Lauber

/s/ Katherine J. Savitt	Director	April 15, 2022
Katherine J. Savitt

/s/ Bonita C. Stewart	Director	April 15, 2022
Bonita C. Stewart

/s/ John J. Tough	Director	April 15, 2022
John J. Tough

Volta Inc.

Notes to Consolidated Financial Statements