Form 10-Q
period 2022-03-31
Volta Inc.
filed 2022-05-13
CIK 1819584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 167,238,734 shares of Class A common stock, par value $0.0001 per share, and 395,335 shares of Class B common stock, par value $0.0001 per share, outstanding as of May 13, 2022.

Volta Inc.
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021     3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2022 and 2021    5
Unaudited Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity for the Three Months Ended March 31, 2022 and 2021    6
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021    9
Notes to Unaudited Condensed Consolidated Financial Statements    11

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
PART 1 - FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which involve substantial risks and uncertainties. These statements reflect the current views of management with respect to future events and our financial performance. In some cases, you can identify these statements by forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. These factors include the information set forth in Part II, Item 1A, of this Quarterly Report under the heading "Risk Factors," which we encourage you to carefully read. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

Item 1. Financial Statements (Unaudited)

Volta Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$205,408	$262,260
Accounts receivable	5,213	12,587
Inventory	2,355	2,726
Prepaid partnership costs - current	8,935	8,982
Prepaid expenses and other current assets	12,820	12,091
Total current assets	234,731	298,646
Operating lease right-of-use assets, net	88,226	76,364
Property and equipment, net	124,588	97,728
Other non-current assets	322	321
Intangible assets, net	446	643
Goodwill	221	221
Total assets	$448,534	$473,923

LIABILITIES
Current liabilities
Accounts payable	32,126	18,460
Accounts payable - due to related party	—	1
Accrued expenses and other current liabilities	19,644	20,168
Operating lease liability - current portion	7,405	5,952
Deferred revenue	7,181	8,450
Term loans payable, net of unamortized debt issuance costs - current	15,998	15,998
Warrant liability	12,372	27,071
Total current liabilities	94,726	96,100
Term loans payable, net of unamortized debt issuance costs and current term loan payable	19,998	23,997
Operating lease liability - non-current portion	75,456	64,422
Other non-current liabilities	7,650	7,268
Total liabilities	$197,830	$191,787

STOCKHOLDERS' (DEFICIT) EQUITY
Class A and Class B common stock, $0.0001 and $0.001 par value respectively: 400,000,000 (Class A 350,000,000 Class B 50,000,000) shares authorized as of March 31, 2022 and December 31, 2021; 162,244,822 (Class A 161,849,487, Class B 395,335) and 162,105,399 (Class A 152,218,214, Class B 9,887,185) shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	16	16
Additional paid-in capital	727,267	710,638
Accumulated other comprehensive income	301	213
Accumulated deficit	(476,880)	(428,731)

Volta Inc.

Unaudited Condensed Consolidated Balance Sheets

Total stockholders’ (deficit) equity	250,704	282,136
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$448,534	$473,923

Volta Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2022	2021
REVENUES	(in thousands except share data)
Service revenue	$7,974	$4,231
Product revenue	275	299
Other revenue	137	210
Total revenues	8,386	4,740

COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization shown below)	9,262	4,609
Costs of products (exclusive of depreciation and amortization shown below)	420	352
Selling, general and administrative	56,219	60,857
Depreciation and amortization	3,695	2,173
Other operating expense	326	120
Total costs and expenses	69,922	68,111
Loss from operations	(61,536)	(63,371)

OTHER (INCOME) EXPENSES
Interest expense, net	1,313	1,687
Other expense, net	—	201
Change in fair value of warrant liability	(14,700)	(88)
Total other (income) expenses	(13,387)	1,800
LOSS BEFORE INCOME TAXES	(48,149)	(65,171)
Income tax expense	—	—
NET LOSS	$(48,149)	$(65,171)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	88	—
TOTAL COMPREHENSIVE LOSS	$(48,061)	$(65,171)

Weighted-average Class A common stock outstanding, basic and diluted (Note 12 - Net Loss Per Share)	153,696,945	7,974,872
Net loss per Class A common stock, basic and diluted (Note 12 - Net Loss Per Share)	$(0.28)	$(4.15)
Weighted-average Class B common stock outstanding, basic and diluted (Note 12 - Net Loss Per Share)	18,294,483	7,733,885
Net loss per Class B common stock, basic and diluted (Note 12 - Net Loss Per Share)	$(0.28)	$(4.15)

Volta Inc.

Unaudited Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity

Three Months Ended March 31, 2021	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount	Shares	Amount		Income
Balances at December 31, 2020	76,494	$182,599	24,696	$1	$13,233	$—	$(152,136)	$(138,902)
Issuance of Series D preferred stock	2,256	13,721	—	—	—	—	—	—
Issuance of Series D preferred stock - related party	2,466	15,000	—	—	—	—	—	—
Issuance Costs - Series D	—	(1,290)	—	—	—	—	—	—
Issuance of restricted stock awards - related party	—	—	6,917	1	40,236	—	—	40,237
Issuance of common stock upon exercise of options	—	—	619	1	863	—	—	864
Stock-based compensation expense - options	—	—	—	—	5,283	—	—	5,283
Net loss	—	—	—	—	—	—	(65,171)	(65,171)
Balances at March 31, 2021	81,216	$210,030	32,232	$3	$59,615	$—	$(217,307)	$(157,689)

Three Months Ended March 31, 2022	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount	Shares	Amount		Income
Balances at December 31, 2021	—	$—	162,105	$16	710,638	$213	(428,731)	$282,136
Issuance of common stock upon exercise of options	—	—	139	—	144	—	—	144
Stock-based compensation expense - options	—	—	—	—	16,485	—	—	16,485
Other comprehensive gain/loss	—	—	—	—	—	88	—	88
Net loss	—	—	—	—	—	—	(48,149)	(48,149)
Balances at March 31, 2022	—	$—	162,244	$16	$727,267	$301	$(476,880)	$250,704

Volta Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash flows from operating activities
Net loss	$(48,149)	$(65,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in the carrying amount of ROU assets	2,289	1,094
Depreciation and amortization	3,695	2,173
Stock-based compensation	16,485	45,519
Amortization of debt issuance costs	84	—
Accretion expense	43	—
Non-cash interest expense	—	84
Revaluation of warrant liability to estimated fair value	(14,700)	(88)
Expenses related to invoices in dispute	—	624
Loss on disposal of property and equipment and inventory	326	—
Other	—	120
Changes in operating assets and liabilities:
Accounts receivable	7,450	244
Inventory	372	582
Prepaid expenses and other current assets	(743)	(4,793)
Prepaid partnership costs	(845)	349
Operating lease right-of-use asset	(13,703)	(4,657)
Other non-current assets	(1)	(216)
Accounts payable	13,666	4,906
Accounts payable - due to related party	(1)	143
Accrued expenses and other current liabilities	(13,225)	(4,709)
Accrued interest	(1,294)	(1,399)
Deferred revenue	(1,959)	(476)
Lease incentive liability	22	(5)
Operating lease liability	12,486	3,960
Other noncurrent liabilities	3,365	(18)
Contingent liability	500	—
Net cash used in operating activities	(33,837)	(21,734)

Cash flows from investing activities
Purchase of property and equipment	(17,384)	(3,572)
Capitalization of internal-use software	(1,611)	(14)
Disposal of property and equipment	—	179
Net cash used in investing activities	(18,995)	(3,407)

Cash flows from financing activities
Due from employees for taxes paid on partial recourse notes	—	(8,340)
Proceeds from issuance of Series D-1 convertible notes	—	28,721
Payments of long term debt	(4,083)	—

Volta Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Proceeds from exercise of stock options	159	864
Payment of issuance costs related to Series D and D-1 preferred stock	—	(1,290)
Proceeds from financing activity	—	—
Payment of financing activity principal	(184)	(145)
Net cash (used in) provided by financing activities	(4,108)	19,810

Effect of exchange rate changes on cash and cash equivalents	88	—
Net decrease in cash and cash equivalents	(56,852)	(5,331)
Cash and cash equivalents, beginning of period	262,260	58,806
Cash and cash equivalents, end of period	$205,408	$53,475

Supplemental disclosures of cash flow information
Cash paid for interest	2,523	1,504

Non-cash investing and financing activities
Purchases of property and equipment not yet settled	18,167	5,281
Initial recognition of operating lease right-of-use asset	13,989	4,835
Initial recognition of operating lease liability	13,511	4,471

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Description of Business
Volta Inc. is a holding company for its wholly-owned subsidiaries, Volta Charging Industries, LLC, Volta Charging, LLC, Volta Charging Services, LLC, Volta Canada Inc., Volta Charging Germany GmbH, Volta France SARL, Volta Rakko B.V., Rakko Holding B.V. and Volta Media, LLC (inactive) (collectively, the "Company" or "Volta"). Volta Canada Inc., was formed on March 25, 2021. Volta Charging Germany GmbH and Volta France SARL were formed on April 13, 2021. Volta Rakko Holding B.V.and Rakko B.V. were formed on March 8 and March 9, 2022, respectively. The Company is headquartered in San Francisco, California. The Company operates a network of smart media-enabled charging stations for electric vehicles across the U.S. Revenue is primarily derived by selling paid advertising on the media-enabled charging station network, and installing and maintaining charging stations.

On August 26, 2021 ("Closing Date"), Tortoise Acquisition Corp. II ("Tortoise Corp II") consummated the reverse recapitalization (the "Reverse Recapitalization") contemplated by the Business Combination Agreement, by and among Tortoise Corp II, SNPR Merger Sub I, Inc., SNPR Merger Sub II, LLC, and Volta Industries, Inc. (“Legacy Volta”). On the Closing Date, and in connection with the closing of the Business Combination Agreement (the "Closing"), Tortoise Corp II was renamed Volta Inc. and began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "VLTA". The Company's warrants exercisable for 11.50 per share of Volta's Class A common stock (the "Public Warrants") also trade on the NYSE under the ticker symbol "VLTA WS".

A substantial portion of the Company’s operations and assets are located in the U.S., and the Company's revenues are primarily attributable to customers located in the U.S.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant items subject to management’s estimates and assumptions include, but are not limited to, assumptions underlying the determination of the stand-alone selling prices ("SSP") for performance obligations within revenue arrangements, the fair value of consideration payable to a customer in revenue arrangements, allowance for doubtful accounts, inventory valuation, stock-based compensation, tax valuation allowance, warrant valuation, the incremental borrowing rate for right-of-use ("ROU") assets and lease liabilities, lease term, the valuation and useful lives of property and equipment, goodwill and intangibles, term loan payable and the valuation of assets acquired and liabilities assumed on August 26, 2021, in the Reverse Recapitalization.

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

Segment reporting

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021, the Company was managed as one operating segment as we only report financial information on an aggregate and consolidated basis to the former Chief Executive Officer ("former CEO"), Interim Chief Executive Officer ("Interim CEO") and Chief Financial Officer ("CFO"), collectively, our Chief Operating Decision Makers ("CODM"), who regularly review financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company has different revenue streams, the CODM manages the Company as a whole and make decisions at the consolidated level. There are no segment managers who are held accountable for operations, operating results, and plans for components or types of products or services below the consolidated unit level. As of March 31, 2022, a substantial portion of our long-lived assets were located and revenue was earned in the United States.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Cash, cash equivalents, and restricted cash

Cash and cash equivalents include on-demand deposits with banks and a mutual fund, respectively, for which cost approximates the fair value. Restricted cash as of March 31, 2022 and December 31, 2021 includes $0.1 million held in escrow related to payments to contractors.

Accounts receivable and allowance for doubtful accounts

Accounts receivable primarily includes amounts related to receivables from our sales of media, site partnerships and installation of stalls and stations. We provide an allowance against accounts receivable for the amount we expect to be uncollectible. We write-off accounts receivable against the allowance when they are deemed uncollectible.

Unbilled receivables result from amounts recognized as revenues but not yet invoiced as of the condensed consolidated balance sheet date. As of March 31, 2022 and December 31, 2021, the Company had $0.9 million and $0.8 million, respectively, in unbilled receivables related to network development revenue, which are included in the accounts receivable balance.

The Company had no allowance for doubtful accounts as of March 31, 2022 and December 31, 2021.

Concentration of risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is held on deposit with high-credit quality financial institutions. Such deposits may at times exceed federally insured limits. The Company has not experienced losses in such amounts or accounts.

As of March 31, 2022, two customers accounted for 23.0% and 10.3% of the Company's accounts receivable balance, respectively. As of December 31, 2021, three customers accounted for 18.7%, 22.0% and 30.5% of the Company's accounts receivable balance. For the three months ended March 31, 2022, four customers accounted for 11.5%, 13.2%, 14.2%, and 10.7% of the Company's revenue, respectively. For the three months ended March 31, 2021, three customers accounted for 24.3%, 21.3% and 17.8% of the Company's revenue, respectively. Revenue generated by these customers arises from a portfolio of contracts with multiple, separate, legal entities. The Company mitigates concentration risk as all contracts are executed with these separate, legal entities.

As of March 31, 2022, one vendor accounted for 10.7% of the Company's accounts payable orders. As of December 31, 2021, no supplier accounted for more than 10.0% of the Company's accounts payable orders. The Company mitigates concentration risk by maintaining contracts and agreements with alternative suppliers and is actively expanding its supplier network.

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

Foreign currency

The functional currency of our foreign subsidiaries is the local currency or U.S. dollar depending on the nature of the subsidiaries' activities. Monetary assets and liabilities, and transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate in effect at the end of the period and are recorded in the current period condensed consolidated statement of operations and comprehensive loss. Gains and losses resulting from remeasurement are recorded in foreign exchange gains (losses), net within other expense, net in the accompanying condensed consolidated statement of operations and comprehensive loss. Subsidiary assets and liabilities with non-U.S. dollar functional currencies are translated at the month-end rate, retained earnings and other equity items are translated at historical rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative translation adjustments are recorded within accumulated other comprehensive income, a separate component of total shareholders' (deficit) equity.

Inventory

Inventory consists of finished goods in the form of assembled charging stations. Inventory is measured using the first-in, first-out ("FIFO") method and stated at the lower of cost or net realizable value as of March 31, 2022 and December 31, 2021. The value of inventories is reduced for excess and obsolete inventories. The Company monitors inventory to identify events that would require impairment due to obsolete inventory and adjusts the value of inventory when required. The Company recorded no inventory impairment losses for the three months ended March 31, 2022 and 2021.

Prepaid partnership costs

Prepaid partnership costs consists of licensing fees paid to site partners in Network Development arrangements for the exclusive right to display media on media-enabled charging stations in advance of the lease commencement date. Upon lease commencement, the costs are included in the ROU asset balance.

Property and equipment

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Property and equipment are stated at cost, less accumulated depreciation and amortization. The cost of maintenance and repairs is expensed as incurred, and expenditures that extend the useful lives of assets are capitalized. Charging stations, digital media screens, capitalized research and development equipment, computers and equipment, and furniture are depreciated and amortized using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term, ranging from two to five years. Depreciation and amortization expense (excluding intangibles amortization) for the three months ended March 31, 2022 and 2021 is $3.5 million and $2.2 million, respectively.

Asset	Useful Lives (In Years)
Charging stations and digital media screens	5-10
Capitalized research and development equipment	2-5
Computers and equipment	3-5
Furniture	5
Leasehold improvements	2-5
Capitalized software	3

Construction in progress includes all costs capitalized related to projects, primarily related to installation of assets that have yet to be placed in service including in-process engineering and construction activities. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the condensed consolidated balance sheets, and any resulting gain or loss is reflected in the condensed consolidated statements of operations and comprehensive loss in the period realized.

For the three months ended March 31, 2022 and 2021, losses of $0.3 million and $0.1 million, respectively, related to construction in progress that was damaged or abandoned, were recognized in other operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Capitalization of software costs and software implementation costs in a cloud computing arrangement

The Company accounts for the costs of software developed for internal-use by capitalizing costs incurred during the application development stage to property and equipment, net on the accompanying condensed consolidated balance sheets. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company amortizes the capitalized costs of internal-use software on a straight-line basis over the estimated useful lives of the assets. The Company recognizes the amortization in depreciation and amortization in the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company capitalizes qualified implementation costs incurred in a cloud computing or hosting arrangement that is a service contract under which the Company is the customer. These capitalized implementation costs are recorded within property and equipment, net, on the condensed consolidated balance sheets and are amortized over the lesser of the fixed, non-cancellable term of the associated hosting arrangement or the estimated useful life of the asset on a straight-line basis. Costs incurred during the preliminary project stage, and post-implementation activities, are expensed as incurred.

Intangible assets

Definite-lived intangible assets primarily consist of intellectual property of 2Predict, Inc. ("2Predict") acquired by the Company in 2021, which have a weighted-average useful life of 1.5 years. Total amortization expense related to the intellectual property of 2Predict within depreciation and amortization for the three months ended March 31, 2022 and 2021 is $0.2 million and $0, respectively.

Impairment of long-lived assets and intangibles

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Intangible assets with finite lives are amortized over their useful lives and reported net of accumulated amortization. The Company evaluates its long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Although the Company has accumulated losses, the Company believes that the future cash flows will be sufficient to exceed the carrying value of the Company’s long-lived and intangible assets. As of March 31, 2022 and December 31, 2021, the Company determined that no events or changes in circumstances existed that would otherwise indicate any impairment of its long-lived or intangible assets.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company accounts for goodwill in accordance with Accounting Standards Update ("ASU") 350, Intangibles Goodwill and Other Intangible assets, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets having indefinite useful lives. ASC 350 requires goodwill to be carried at cost, prohibits the amortization of goodwill and requires the Company to test goodwill for impairment at least annually. Volta evaluates its goodwill for impairment annually, in the fourth quarter, or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then the goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, an impairment loss is recognized in an amount equal to the difference. There was no impairment recorded for goodwill as of March 31, 2022 and December 31, 2021.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The lease liabilities and corresponding ROU assets are recognized on the consolidated balance sheets. The Company determines if an arrangement contains a lease at inception. The Company recognizes an ROU asset and a lease liability at the lease commencement date for operating leases with terms greater than 12 months. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. The initial measurement of ROU assets is comprised of the initial amount of the lease liability, adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received. ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus any initial direct costs, plus (less) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense is recognized on a straight-line basis over the lease term. The Company does not have material financing leases as of March 31, 2022.

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

Lease terms include the noncancellable period of the lease plus any additional periods covered by either an option to extend (or not terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not terminate) the lease controlled by the lessor.

Variable lease payments associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

recognized in other operating expenses in the condensed consolidated statement of operations and comprehensive loss.

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

Debt issuance costs

The Company accounts for the costs incurred in connection with borrowings under financing facilities as deferred and amortized over the life of the related financing on a straight-line basis which approximates the effective interest method. During the three months ended March 31, 2022 and 2021, the Company did not defer or capitalize any costs related to the issuance of the term loans and amortized $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021 respectively, of deferred debt issuance costs as interest expense, net, in the accompanying condensed consolidated statements of operations and comprehensive loss (see Note 9 - Debt Facilities).

Equity issuance costs

Transaction costs related to issuing an equity instrument are accounted for as equity issuance costs and presented as a deduction from the carrying value of the equity instrument. Equity issuance costs are a reduction to the proceeds allocated to the equity component. For the three months ended March 31, 2021, the Company raised $28.7 million through sales of Legacy Volta Series D preferred stock resulting in $1.3 million of equity issuance costs, paid in cash. During the three months ended March 31, 2022, no additional equity was raised that resulted in equity issuance costs. As a part of the Closing all Legacy Volta Series D and Legacy Volta D-1 preferred stock were converted to Legacy Volta Class B common stock and Legacy Volta Class B common stock were converted to Class A common stock of Volta Inc. upon the Closing (Note 11 - Stockholders’ (Deficit) Equity and Stock-Based Compensation).

Stock warrants

Legacy Volta historically classified preferred stock warrants issued in connection with certain historical debt arrangements as long-term liabilities on the condensed consolidated balance sheets at their estimated fair value because the underlying preferred stock was contingently redeemable. At initial recognition, the warrants were recorded at their estimated fair value calculated using the Option Pricing Model ("OPM") Backsolve approach, under the market method. The Company does not currently have any preferred stock warrants.

The Company’s common stock warrants are freestanding warrants that were issued by Legacy Volta in connection with certain debt and equity financing transactions ("Legacy Volta Warrants"). At the Closing, the Legacy Volta Warrants were converted into warrants to purchase Volta Class A common stock ("Converted Warrants"). The Converted Warrants were classified as equity instruments at the grant date fair value calculated using the OPM Backsolve approach and were not subject to revaluation at the condensed consolidated balance sheet date. Additionally, Tortoise Corp II sold Public Warrants and issued warrants to TortoiseEcofin Borrower, LLC (“Tortoise Borrower”) in a private placement simultaneously with the closing of the IPO (the "Private Warrants"). The warrants are convertible to Volta Class A common stock. As the Public Warrants and Private Warrants do not meet the criteria for equity treatment, they are recorded as liabilities on the condensed consolidated balance sheets. Accordingly, the Company classifies the Private Warrants and Public Warrants as liabilities and records them at fair value, with the change recorded in the change in fair value of warrant liability in the accompanying condensed consolidated statements of operations and comprehensive loss.

Revenue recognition

Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

five-step process, (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price, and (v) recognize revenue when or as the Company satisfies a performance obligation.

The Company generally considers a sales contract and/or agreement with an approved purchase order as a customer contract provided that collection is considered probable, which is assessed based on the creditworthiness of the customer. The Company combines contracts with a customer if contracts are entered into at or near the same time with the same customer and are negotiated with a single commercial substance or contain price dependencies. As it enters contracts with customers, the Company evaluates distinct goods and services promised in the contract to identify the appropriate performance obligations. The performance obligations include advertising services, charging stations, which include Alternate Current ("AC") or Direct Current Fast Charging ("DCFC") stations, installation services, operation and maintenance services, installed infrastructure, regulatory credits and Software as a Service ("SaaS"). The Company generally contracts with customers at fixed amounts and has not experienced significant returns or price concessions and discounts to contacted terms. To the extent the Company is entitled to variable consideration on the sale of goods or services, it will estimate the amount it expects to collect as part of the transaction price provided it is probable that a significant reversal of revenue will not occur when the uncertainty related to variable consideration is resolved.

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

For revenue generated from contracts with customers involving another party, the Company considers if it maintains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, collection risk, and discretion in establishing prices. When the Company controls the performance of contractual obligations to the customer, it records revenue at the gross amount paid by the customer with amounts paid as commissions to Agents recorded in cost of services.

Disaggregation of revenue

The Company's operations represent a single operating segment based on how the Company and its CODM manages its business. The Company disaggregates revenue by major category in the table below based on what it believes are the primary economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows from these customer contracts.

	Three Months Ended March 31,
	2022	2021
Revenues	(in thousands)
Media Revenue (formerly Behavior and Commerce)	$6,118	$3,529
Network Development	2,214	1,001
Charging Network Operations	1	—
Network Intelligence	53	210
Total revenues	$8,386	$4,740

Media revenue (formerly Behavior and Commerce)

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Media revenue is generated by displaying paid media advertising on the Company's network of media-enabled charging stations. Parties pay for advertising either directly or through their relationships with advertising agencies, based on the number of impressions delivered over the contract term, which is typically less than one year. Media revenue is recognized over time as the impressions are displayed on media-enabled charging stations over the contract term. The Company typically bills customers in arrears on a monthly basis, and payments are typically due within one month after advertising delivery. Media revenue is recorded in service revenue in the accompanying condensed consolidated statements of operations and comprehensive loss.

Network development

Network Development revenue consists of revenue generated through installation and infrastructure development services, operation and maintenance services offered over the contract term, sales of installed infrastructure and charging station products. Revenue from installation and infrastructure development services is recognized over time using an input method based on costs incurred to measure progress toward complete satisfaction of the performance obligation. Revenue from operation and maintenance services is recognized ratably over the term of the arrangement as the services are performed. Revenue from the sale of installed infrastructure is recognized at a point in time when control of the installed infrastructure is transferred to the customer. Revenue from charging stations is recognized at the point in time when control of the charging station is transferred to the customer, which is typically when the charging station is delivered at the designated customer site.

If the arrangement contains a lease, the lease component is accounted for in accordance with ASC 842, Leases. In some arrangements, the Company has executed a sale and leaseback of the digital media screens (sale leaseback) and has also acquired the right to control the use of the location to advertise over a set term (location lease) (see Note 9 - Debt Facilities). During the construction phase, the Company does not control the underlying asset on the customer’s property. If the leaseback qualifies as a financing arrangement, the Company will not record a sale for accounting purposes of the digital media screen and will depreciate that asset over its useful life. For contractual payments that do not exceed the fair value of the location lease obligation, the Company records a lease liability and an associated ROU asset based on the discounted lease payments. In some instances, the Company may receive a lease incentive from the lessor which is recorded as a reduction to the ROU asset.

The determination of the transaction price for Network Development revenue may require judgment and can affect the amount and timing of revenue. The transaction price is based on the consideration that the Company expects to be entitled to for providing the Network Development products and services on a standalone basis. Almost all of the transaction price is based on fixed cash consideration received from customers. The transaction price is allocated between lease and non-lease components based on a relative-selling price basis. However, in arrangements where the Company pays consideration to a customer for a distinct good or service, the consideration payable to a customer is limited to the fair value of the distinct good or service received by the customer. If the contractual payments for the location lease of this arrangement are in excess of fair value, then the Company will estimate the excess contractual payments over fair value and record that amount as a reduction to the transaction price in the arrangement. The reduction to transaction price for consideration payable to a customer is recognized at the later of when the Company pays or promises to pay the consideration or when the Company recognizes the related revenue for the transferred products and services. The Company reduced the transaction price and recognized consideration payable to a customer of $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

The Company typically bills the customer at contract inception for charging stations and installation services and bills the customer on a quarterly basis in advance for operation and maintenance services. Payments are typically due within one month after billing. Revenue generated through infrastructure development services, installation services, operation and maintenance services and installed infrastructure is recorded in service revenue in the accompanying condensed consolidated statements of operations and comprehensive loss. Revenue generated through charging station products is recorded in product revenue in the accompanying condensed consolidated statements of operations and comprehensive loss.

Charging network operations

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Charging Network Operations revenue correlates to usage of stations, and are currently, primarily generated by selling regulatory credits or California's Low-Carbon Fuel Standard ("LCFS") credits to other regulated entities and pay-for-use charging. The Company recognizes revenue from regulatory credits at the point in time when the regulatory credits are sold to the customer. Revenue from driver charging sessions and charging transaction fees is recognized at the point in time the charging session or transaction is completed. The Company is transitioning to a pay-for-use charging model and charging revenue has been insignificant as of March 31, 2022. Costs associated Charging Network Operations is comprised of a minor amount of personnel-related costs which is presented in selling, general and administrative in the accompanying condensed consolidated statements of operations and comprehensive loss. Charging Network Operations revenue is recorded in other revenue in the accompanying condensed consolidated statements of operations and comprehensive loss.

Network intelligence

Network Intelligence revenue is generated through the delivery of SaaS to the customer. The Company recognizes Network Intelligence revenue ratably over the contract term on a time-elapsed basis as the SaaS is provided over the license period. Network Intelligence revenue is recorded in other revenue in the condensed consolidated statements of operations and comprehensive loss. Most costs associated with Network Intelligence revenue qualify as internal-use software and are capitalized and recorded within property and equipment, net on the accompanying condensed consolidated balance sheets.

Practical expedient and policy elected

The Company utilized the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component if the Company generally expects, at contract inception, that the period between when the Company transfers control of the promised good or service and when the Company receives payment from the customer is within one year or less. At contract inception, the Company generally expects to complete installation and transfer control of media-enabled charging stations to customers and receive payment within one year of contract execution. The Company generally expects to fulfill media campaigns and receive payment for advertising sales within one year.

The Company has elected to present revenue net of sales taxes remitted to government authorities.

Remaining performance obligations

The transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that are expected to be recognized as revenue in future periods and excludes the performance obligations that are subject to cancellation terms. The remaining performance obligations related to advertising services, the sale of media-enabled charging stations, installation services and SaaS are expected to be recognized as revenue within the next twelve months and are recorded within deferred revenue on the accompanying condensed consolidated balance sheets. The unbilled amount was $0.9 million and $0.8 million as of March 31, 2022 and December 31, 2021. The total remaining performance obligations, excluding advertising services contracts that have a duration of one year or less, were $25.2 million and $31.4 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, the Company expects to recognize approximately 61.3% of its remaining performance obligations as revenues in the next twelve months, and the remainder thereafter, respectively.

Deferred revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the sale of media-enabled charging stations, installation and operation and maintenance services, and is recognized as revenue upon transfer control or as services are performed. The Company generally invoices customers in advance or in milestone-based installments. Revenue recognized for the three months ended March 31, 2022 and 2021 that was included in the deferred revenue balance as of December 31, 2021 and 2020 was

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

$2.0 million and $0.8 million, respectively. As of March 31, 2022, deferred revenue related to such customer payments amounted to $7.4 million, of which $7.2 million is expected to be recognized during the succeeding twelve-month period and is therefore presented as current.

Costs to obtain a contract with a customer

The Company elected to apply the practical expedient available under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, to not capitalize incremental costs of obtaining a contract, such as sales commissions, if the amortization period is less than one year. Commissions paid for certain sales of advertising are expensed as incurred as most media campaigns are scheduled to run less than one year and the resulting amortization period would have been one year or less. Commissions related to infrastructure development contracts are expensed as incurred as construction projects are expected to be completed within one year and the resulting amortization period would have been one year or less.

Sales commissions are also paid for obtaining a network development contract with a site host that purchases media-enabled charging stations and related services. As the typical contract term for these agreements exceeds one year, the Company does not apply this practical expedient. Sales commissions that are considered incremental and recoverable costs of obtaining a contract with a customer are capitalized and included in prepaid expenses and other current assets and other non-current assets on the condensed consolidated balance sheets. The deferred costs are then amortized over the period of benefit consistent with the transfer of the goods and services to the customer to which the asset relates and is included in selling, general and administrative in the accompanying condensed consolidated statements of operations and comprehensive loss.

The ending balances of assets recognized from costs of obtaining a contract with a customer were $44.6 thousand included in prepaid expenses and other current assets as of both March 31, 2022 and December 31, 2021, respectively, and $0.3 million included in other non-current assets as of both March 31, 2022 and December 31, 2021. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $11.2 thousand and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The Company did not recognize any contract cost impairment losses for the three months ended March 31, 2022 and 2021.

Cost of revenues (excluding depreciation and amortization)

Costs of services

Costs of services consist of costs attributable to the Network Development revenue and Media revenue. Costs associated with Network Development consist of costs associated with providing installation, infrastructure development and operations and maintenance services, including personnel-related costs associated with delivering services, such as salaries and benefits. Costs associated with Media revenue consist of costs associated with providing advertising services, including related rental payments on location leases for the advertising displays, for charging sites, station electricity, and labor costs directly related to service revenue-generating activities.

Cost of products

Cost of products consists primarily of hardware costs and shipping costs. Hardware costs primarily relate to AC and DCFC stations which includes the cost of station chassis, the electric vehicle chargers, routers, and computers.

Selling, general and administrative

Selling, general and administrative consists primarily of employee-related costs, including salaries, employee benefits, and stock-based compensation, repair and maintenance expenses on corporate facilities and equipment and marketing. Additionally, selling, general and administrative consists of rebates and incentives received from utility companies for the installation of electric vehicle charging stations and related infrastructure. Additionally, for the three months ended March 31, 2022 and 2021 research and development expenses included in selling, general and administrative were $0.2 million and $1.3 million, respectively.

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Advertising expenses

The Company expenses advertising expenses as they are incurred. Advertising expenses for the three months ended March 31, 2022 and 2021 were $0.3 million, and $0.1 million, respectively and are included in selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss. The Company does not capitalize any advertising expenses.

Other expense, net

Other expense, net, consists primarily of miscellaneous expenses or income that are not related to core business operations. For the three months ended March 31, 2022 and 2021, other expenses, net were immaterial.

Stock-based compensation

The Company accounts for all share-based payment awards granted to employees and non-employees based on the fair value of the awards on the date of the grant. For service-based awards, stock-based compensation is recognized in selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss over the period during which the employee is required to perform service in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of stock options on the date of grant using the Black-Scholes OPM. The grant-date fair value of option awards is based upon the fair value of the Company’s common stock as of the date of grant, as well as estimates of the expected term of the awards, expected common stock price volatility over the expected term of the option awards, risk-free interest rates and expected dividend yield. Forfeitures are recognized as they occur. Compensation cost is recognized over the vesting period of the applicable award using the straight-line method. For service and performance-based restricted stock units and awards, the fair value is based on the closing price for the Company's common stock on the date of the grant. Compensation cost for service-based awards is recognized on a straight-line basis over the requisite service period. Compensation cost for performance-based awards is recognized on a straight-line basis over the requisite service period if it is probable that the performance condition will be satisfied given the awards vest upon achievement of the performance condition. For market-based awards, the fair value is measured on the grant date using a Binomial Lattice Valuation Model ("BLM"). The requisite service period is also determined through the use of a BLM. Compensation cost associated with awards granted with market-based vesting conditions is recognized over the requisite service period for each tranche using the accelerated attribution method even if the market condition is never satisfied.

Comprehensive loss and accumulated other comprehensive income

The components of comprehensive loss consist of net loss and changes in foreign currency exchange rate translation. The changes in foreign currency exchange rate translation are excluded from earnings and reported as a component of stockholders’ (deficit) equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period, whereas revenues and expenses are translated at average exchange rates in effect during the period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income account in stockholders’ (deficit) equity. For the three months ended March 31, 2022 and 2021, the Company had total comprehensive loss of $48.1 million and $65.2 million, respectively, and for the three months ended March 31, 2022 and the year ended December 31, 2021, accumulated other comprehensive income of $0.3 million and $0.2 million, respectively.

COVID-19 impact

On January 30, 2020, the World Health Organization ("WHO") announced a global health emergency because of a new strain of coronavirus ("COVID-19"). In March 2020, the WHO classified the COVID-19 outbreak as a

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve and the impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets, the global supply chain and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. We continue to monitor the ongoing and dynamic impacts of COVID-19, as well as guidance from federal, state and local public health authorities.

Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU was subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU 2019-11, and ASU 2022-02. The guidance amended reporting requirements for credit losses for assets held at amortized cost basis and available-for-sale debt securities. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. ASU No. 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years. If the Company were to lose smaller reporting company status in 2022, the standard would be effective immediately. The Company has not yet determined the potential effects of this ASU on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity and modifies the guidance on diluted earnings per share ("EPS") calculations as a result of these changes. The standard can be applied on either a fully retrospective or modified retrospective basis by an entity. The ASU if effective for companies that meet the definition of a smaller reporting company for fiscal years beginning after December 15, 2023. If the Company were to lose smaller reporting company status in 2022, the standard would be effective for the fiscal year beginning after December 15, 2021. The Company does not expect a significant impact of this ASU on the condensed consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. The disclosure requirements can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application. The Company does not expect a significant impact of this ASU on the condensed consolidated financial statements.

Note 3 - Liquidity

The Company's condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2022, the Company incurred a net loss of $48.1 million and had negative cash flows from operating activities of $33.8 million. As of March 31, 2022, the Company had an accumulated deficit of $476.9 million and cash of $205.4 million.

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Legacy Volta entered into a Business Combination Agreement with Tortoise Acquisition Corp. II. on February 7, 2021 and following the Closing, began trading on the New York Stock Exchange (NYSE) (see Note 1 - Description of Business). The Company received net cash proceeds of over $350.1 million in cash following the Reverse Recapitalization through the sale of shares of Volta common stock. However, additional cash obligations in the next twelve months are expected to include investments in the operations and purchases to expand the business. Management has considered conditions and events which provide substantial doubt about the Company's ability to continue as a going concern over the 12 months following the issuance of the condensed consolidated financial statements. The Company concluded that there is substantial doubt about the Company's ability to continue as a going concern in the next twelve months based on reasonable information available to us as of the date of this analysis. No assurances can be provided that additional funding will be available at terms acceptable to the Company, if at all. If the Company is unable to raise additional capital, the Company may significantly curtail its operations, modify strategic plans and/or dispose of certain operations or assets.

Note 4 - Acquisitions

On April 21, 2021, the Company completed its acquisition of 2Predict., from Praveen Mandal, the Company’s Chief Technology Officer. 2Predict uses artificial intelligence ("AI") techniques to run next-level analytics on large data sets. 2Predict's data scientists provide advanced machine learning solutions, some of whom are continuing to assist in developing Volta’s technology. The purchase price was $1.4 million, comprising $0.2 million cash and 182,188 issued shares of Legacy Volta Class B common stock valued at $1.2 million, paid on the acquisition date.

The acquisition of 2Predict was accounted for as a Business Combination according to ASC 805-10, Business Combinations. This method requires, among other things, that assets acquired and liabilities assumed in a Business Combination be recognized at their fair values as of the acquisition date. During 2021, the Company incurred immaterial third-party acquisition costs. These expenses are included in general and administrative expense of the condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

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

The results of operations of 2Predict are included in the accompanying condensed consolidated statements of operations and comprehensive loss     from the date of acquisition. Pro forma results of operations for this acquisition have not been presented because the results of operations are not material to the condensed consolidated statements of operations and comprehensive loss.

Note 5 - Reverse Recapitalization

As discussed in Note 1 - Description of Business, on the Closing Date, Volta Inc. (formerly Tortoise Corp II) consummated the Reverse Recapitalization and Legacy Volta received proceeds of $350.1 million. The proceeds included $300.0 million from certain accredited investors that agreed to purchase 30,000,000 shares of Volta Class A common stock in a private placement in connection with the Reverse Recapitalization (the "PIPE Financing"), and is net of $242.2 million in redemptions from issuance of common stock upon the Closing and includes $9.0 million of transaction costs of which the entire amount was paid by Legacy Volta as of December 31, 2021. These transaction costs consist of legal, accounting, and other professional services directly related to the Reverse Recapitalization. These one-time direct and incremental transaction costs incurred by the Company were recorded based on the activities to which the costs relate and the structure of the transaction; cost relating to the issuance of equity is recorded as a reduction of the amount of equity raised, presented in additional paid in capital, while all costs related to the warrants were estimated and charged to expense. The cash outflows related to these costs were presented as financing activities on the Company’s condensed consolidated statement of cash flows. On the Closing

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Date, each holder of Legacy Volta’s Class A common stock received approximately 1.2135 shares of Volta’s Class B common stock, par value $0.0001 per share, and each holder of Legacy Volta’s Class B common stock received approximately 1.2135 shares of the Company’s Class A common stock, par value $0.0001 per share. See Note 10 - Warrants, and Note 11 - Stockholders’ (Deficit) Equity and Stock-Based Compensation for additional details of the Company’s stockholders’ equity prior to and subsequent to the Reverse Recapitalization.

All equity awards of Legacy Volta were assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class A or Class B common stock-based on an exchange ratio of approximately 1.2135.

Each Public Warrant and Private Warrant was unexercised at the time of the Reverse Recapitalization and was assumed by the Company and represents the right to purchase shares of the Company’s Class A common stock. Please refer to Note 10 - Warrants for additional detail.
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

Note 6 - Fair Value Measurements

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the fair value measurements. All of the Company's cash and cash equivalents are classified within Level 1 as they are valued using quoted market prices or alternative pricing sources. The Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market. The senior secured term loan is classified within Level 2 as they are valued using market-based risk measurements that are indirectly observable, such as credit risk. Private Warrants are classified within Level 3.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Carrying Amount	Total	Level 1	Level 2	Level 3
December 31, 2021		(in thousands)
Liabilities
Senior secured term loan	$39,995	$41,242	$—	$41,242	$—
Public warrants	16,036	16,036	16,036	—	—
Private warrants	11,036	11,036	—	—	11,036
Total	$67,067	$68,314	$16,036	$41,242	$11,036

March 31, 2022
Liabilities
Senior secured term loan	$35,996	$37,118	$—	$37,118	$—
Public warrants	7,328	7,328	7,328	—	—
Private warrants	5,043	5,043	—	—	5,043
Total	$48,367	$49,489	$7,328	$37,118	$5,043

Level 2 valuation - senior secured term loan

The Company measures the fair value of the senior secured term loan using discounted cash flows and market-based expectations for credit risk and market risk.

Level 3 valuation - Private Warrants

As of March 31, 2022, the Company has Private Warrants defined and discussed in Note 10 - Warrants. The warrants are measured at fair value on a recurring basis. The Binomial Lattice Model's primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Closing was derived from observable Public Warrants pricing. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrants pricing. Accordingly, the Private Warrants are classified as Level 3 financial instruments. The following table provides quantitative information regarding Level 3 Private Warrants fair value measurements inputs at their measurement dates:

	March 31, 2022	December 31, 2021
Expected dividend yield	—%	—%
Risk-free interest rate	2.4%	1.2%
Expected volatility	242.0%	132.5%
Expected term (in years)	4.4	4.5

The Private Warrants were valued as of March 31, 2022 using the estimated fair value price of $0.85 per Private Warrant. The changes in the fair value of the Private Warrants, Public Warrants and Legacy Volta preferred stock warrants were as follows:

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)
December 31, 2020	$698
Increase (decrease) in fair value of warrants	(88)
March 31, 2021	$610

December 31, 2021	$27,072
Increase (decrease) in fair value of Private and Public Warrants	(14,700)
March 31, 2022	$12,372

There were no transfers of financial instruments between levels of the hierarchy for the three months ended March 31, 2022 and 2021.

Note 7 - Property And Equipment, Net

Property and equipment, net, as of March 31, 2022 and December 31, 2021, consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Charging stations and digital media screens	$92,466	$79,104
Construction in progress: stations	47,795	33,434
Capitalized research and development equipment	2,738	2,689
Leasehold improvements	962	856
Computer and office equipment	1,670	1,459
Development in progress: software	1,724	86
Furniture	229	229
Other fixed assets	3,943	3,736
Capitalized software	888	888
Total property and equipment	152,415	122,481
Less accumulated depreciation and amortization	(27,827)	(24,753)
Property and equipment, net	$124,588	$97,728

Construction in progress is primarily composed of the charging stations that are pending installation completion. Depreciation and amortization expenses, excluding intangible amortization, were $3.5 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively.
Note 8 - Accrued Expenses And Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021 consist of the following:

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2022	December 31, 2021
	(in thousands)
Charging station expenses	$9,265	$5,393
Lease incentive liability	1,953	2,354
Employee related expenses	7,079	9,239
Other	1,347	1,038
Deposit liability	—	850
Accrued interest	—	1,294
Total accrued expenses and other liabilities	$19,644	$20,168

Charging station expenses consist primarily of accrued installation costs and rent expenses. Employee related expenses consist of accrued bonuses, severance, and commissions. Lease incentive liability consists of payments received in excess of the SSP for performance obligations related to Network Development arrangements. These lease incentive liabilities are recorded in ROU assets upon lease commencement.

Note 9 - Debt Facilities

The Company’s outstanding debt instruments as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Term loan	$36,750	$40,833
Less current maturities, net of unamortized debt issuance costs	15,998	15,998
Less unamortized debt issuance costs, non-current portion	754	838
Total loans payable, net of unamortized debt issuance costs and current term loan payable	$19,998	$23,997

Term loan payable

On June 19, 2019, the Company entered into a term loan agreement that provides for senior secured term loan facilities of up to $44.0 million, and on November 25, 2020, the maximum borrowings were increased to $49.0 million. The term loan bears interest on the total outstanding balance at 12.0% per annum and is secured by certain qualifying assets of the Company. Principal payments are due in equal monthly installments beginning on July 1, 2021, and the term loan matures on June 19, 2024. These provisions expire on the earlier of loan termination, when the facility is fully drawn on, or two years after the Closing Date. As of March 31, 2022 and December 31, 2021, $36.8 million and $40.8 million respectively, of the principal was outstanding, and there was a debt discount of $0.8 million and $0.8 million, related to debt issuance costs, respectively. As of March 31, 2022 and December 31, 2021, accrued interest was $0 and $1.3 million, respectively. Total payments on the principal balance for the three months ended March 31, 2022 and 2021 were $4.1 million and $0 , respectively.

The term loan agreement contains certain covenants pertaining to reporting and financial requirements, as well as negative and affirmative covenants. On March 30, 2022 certain additional covenants pertaining to investments by the Company in its foreign subsidiaries Volta Canada Inc., Volta Charging Germany GmbH and Volta France SARL were affected by way of an amendment to the term loan agreement. The amendment requires the establishment of an escrow account to be funded in the amount of $3.3 million on or prior to May 1, 2022 to cover projected investments in the foreign subsidiaries. The amendment also requires that investments in the foreign subsidiaries not exceed 125% of funds held in escrow.

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

If the Company does not meet its reporting and financial requirements, the lenders have the right to request remedies, including an increase in the interest rate by 3.0% per annum, and an option to call the loan in the event of default. The lenders have agreed to waive their right to call the debt as a result of violations of certain covenants.

Term loan payments by period as of March 31, 2022 are as follows:

Fiscal Year	(in thousands)
Remainder of 2022	$12,250
2023	16,333
2024	8,167
$36,750

Financing obligations

For one customer, the Company has entered into multiple contracts to sell media-enabled charging stations and also leaseback the digital media screens for a period of up to 10 years. The leaseback of the digital media screen is in excess of its useful life of 5 years. Therefore, the consideration received equal to relative standalone selling price for the digital media screens has been recorded as a financing transaction. This financing arrangement has been amortized over its 5 year term at the Company’s incremental borrowing rate at the time of the transaction. As of March 31, 2022 and December 31, 2021, the current portions of the financing obligation were $0.9 million and $0.9 million, respectively, which were included within accrued expenses and other current liabilities. Non-current portions as of March 31, 2022 and December 31, 2021 were $3.0 million and $3.1 million, respectively, which were included within other non-current liabilities on the condensed consolidated balance sheets. The Company’s incremental borrowing rate for each of these transactions has ranged between 6.0%-16.7%.

As of March 31, 2022 future payments under financing obligations were as follows:

Fiscal Year	(in thousands)
Remainder of 2022	$887
2023	1,325
2024	1,159
2025	746
2026	339
Thereafter	178
Total future payments	4,634
Less amount representing interest	766
Total financing obligations	$3,868

Note 10 - Warrants

Legacy Volta common stock warrants

As of March 31, 2022 and December 31, 2021, 9,773,835 Class A common stock warrants remained outstanding.

Public and Private Warrants

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As the accounting acquirer, Legacy Volta, is deemed to have assumed 8,621,715 Public Warrants and 5,933,333 Private Warrants that were held by TortoiseCorp II at an exercise price of $11.50 per share. In accordance with the Amended and Restated Warrant Agreement ("A&R Warrant Agreement"), dated August 26, 2021, between Volta, Computershare Inc. and Computershare Trust Company, N.A., collectively as warrant agent, the Public Warrants and Private Warrants became exercisable 30 days after the completion of the initial reverse recapitalization. The warrants will expire five years after the completion of the Reverse Recapitalization, or earlier upon redemption or liquidation.

The Public and Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities on the condensed consolidated balance sheets. Accordingly, the Company classifies the warrants as liabilities and records them at fair value.

	Private Warrants	Public Warrants	Total common stock warrants
Outstanding as of December 31, 2020	—	—	—
Common stock warrants added upon the Reverse Recapitalization	5,933,333	8,621,715	14,555,048
Warrants exercised	—	(275)	(275)
Outstanding as of December 31, 2021	5,933,333	8,621,440	14,554,773
Warrants exercised	—	—	—
Outstanding as of March 31, 2022	5,933,333	8,621,440	14,554,773

The Private Warrants and the Public Warrants have substantially similar terms, the Private Warrants will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable and exercisable by such holders and the same basis as the Public Warrants.

The outstanding warrants can be redeemed in whole not in part and upon a minimum of 30 days’ prior written notice of redemption in the following two options:

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

•Commencing 90 days after the warrants become exercisable, if the last sale price of Class A shares equal or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalization and the like) on the trading day prior to the date on which the Company sends a notice of redemption to the warrant holders. In that case, the Company can redeem the outstanding warrants for Volta Class A common shares a price equal to a number of Class A shares to be determined by reference to an agreed table based on the redemption date and the "fair market value" of Class A shares.

No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder.

Note 11 - Stockholders’ (Deficit) Equity and Stock-Based Compensation

Prior to the Reverse Recapitalization, Legacy Volta had two classes of authorized common stock: Legacy Volta Class A common stock and Legacy Volta Class B common stock. Unvested shares issued upon early exercise were not considered outstanding for accounting purposes because the employees holding these awards were not entitled to

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

the rewards of stock ownership. The holders of Legacy Volta Class A common stock were entitled to one vote per share on any matter submitted to a vote of the stockholders of the Company; holders of Legacy Volta Class B common stock were entitled to receive dividends whenever funds were legally available and when declared by the Board of Directors.

Reverse recapitalization

On the Closing Date and in accordance with the terms and subject to the conditions of the Reverse Recapitalization, each share of the Legacy Volta Class A common stock and Legacy Volta Class B common stock, par value $0.0001 per share, was canceled and converted into the right to receive the applicable portion of equity in the Reverse Recapitalization composed of the Company’s Class B common stock and Company's Class A common stock, par value $0.0001 per share, respectively, as determined pursuant to the share conversion ratio. The share conversion ratio is approximately 1.2135.

PIPE Financing

Concurrently with the execution of the Business Combination Agreement, certain accredited investors entered into subscription agreements, each dated February 7, 2021, pursuant to which the investors agreed to purchase 30,000,000 shares of Company’s Class A common stock in a private placement for aggregate gross proceeds of $300.0 million.

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

	Preferred Shares	Conversion Ratio	Common Stock
Series A redeemable convertible preferred stock	7,363,856	1.2135	8,936,039
Series B redeemable convertible preferred stock	11,090,568	1.2135	13,458,404
Series C redeemable convertible preferred stock	18,581,768	1.2135	22,548,975
Series C-1 redeemable convertible preferred stock	665,428	1.2135	807,497
Series C-2 redeemable convertible preferred stock	7,675,798	1.2135	9,314,581
Series D redeemable convertible preferred stock	13,266,042	1.2135	16,098,342
Series D-1 redeemable convertible preferred stock	8,283,574	1.2135	10,052,117
Total	66,927,034		81,215,955

Company’s common stock outstanding

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Authorized Shares	Issued and Outstanding Shares
March 31, 2022
Volta Class A common stock	350,000,000	161,849,487
Volta Class B common stock	50,000,000	395,335
Total common stock outstanding	400,000,000	162,244,822
December 31, 2021
Volta Class A common stock	350,000,000	152,218,214
Volta Class B common stock	50,000,000	9,887,185
Total common stock outstanding	400,000,000	162,105,399

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

Volta preferred stock

The Certificate of Incorporation of Volta filed with the Secretary of State of the State of Delaware on August 26, 2021, as the same may be amended, supplemented or modified from time to time provides that shares of Volta preferred stock may be issued from time to time in one or more series up to 10,000,000 shares. No such shares have been issued as of March 31, 2022.

Shares reserved for issuance

The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	March 31, 2022	December 31, 2021
Outstanding Public Warrants	8,621,440	8,621,440
Outstanding Private Warrants	5,933,333	5,933,333
Common stock warrants	9,773,835	9,773,835
Options and RSUs outstanding	30,776,622	41,152,791
Shares available for grant – 2021 Equity Incentive Plan	21,720,450	14,357,382
Shares available for purchase - 2021 ESPP Plan	3,715,944	3,715,944
Total shares of common stock reserved	80,541,624	83,554,725

Employee stock purchase plan

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the Reverse Recapitalization, effective on August 26, 2021, the Board of Directors and Tortoise Corp II’s shareholders adopted the 2021 Employee Stock Purchase Plan (the "2021 ESPP") to allow employees of Volta, under Section 423 of the Internal Revenue Code of 1986 (the "Code"), and its service providers (outside Section 423 of the Code) to purchase shares of Class A common stock at a discount through payroll deductions and to benefit from stock price appreciation, thus enhancing the alignment of employee and stockholder interests.

The 2021 ESPP allows eligible employees and service providers to purchase shares of the Company’s common stock with a percentage or maximum dollar amount discounted through payroll deductions of up to 15.0% of eligible employee compensation, subject to any plan limitations. The purchase price of shares of common stock acquired by eligible employees or service providers will not be less than the lesser of: (i) an amount equal to 85.0% of the fair market value of the shares of common stock on the offering date; or (ii) an amount equal to 85.0% of the fair market value of the shares of common stock on the applicable purchase date. No offerings or purchases of common stock shares have taken place as of March 31, 2022. Subject to capitalization adjustments, the 2021 ESPP provides for the issuance of up to 3,715,944 shares of common stock as of March 31, 2022.

Equity incentive plans

Upon the Closing Date, Volta's Board adopted a new plan (which amended and restated the prior plan), the 2021 Equity Incentive Plan ("2021 EIP") effective as of August 26, 2021. The 2021 EIP authorizes stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") and performance-based awards, as well as certain other awards. As of March 31, 2022, 21,720,450 shares of common stock were available and reserved for issuance under the 2021 EIP. The amount of shares available and reserved for issuance under the 2021 EIP include the shares reserved for issuance under the Legacy Volta 2014 Equity Incentive Plan ("2014 EIP"). On the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, the number of shares available for issuance under the 2021 EIP will automatically increase in an amount equal to the lesser of (i) five percent (5.0%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of shares determined by the Board, with such shares to be Class A common stock. Under the 2021 EIP, the Company can grant stock options, stock appreciation rights, restricted stock, RSUs and certain other awards which are settled in the form of common shares under the 2021 EIP. No further awards will be granted under the Legacy Volta 2014 EIP. Additionally, upon the Closing Date, the Board adopted the Founder Incentive Plan ("FIP') effective August 26, 2021. The FIP authorizes the grant of up to 10,500,000 RSUs in the aggregate to Scott Mercer and Christopher Wendel, to the Company's two founders (the "Founders").

Stock option activity

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock option activity and activity regarding shares available for grant under the Plan is as follows:

	Number of options outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life	Aggregate intrinsic value
			(in years)	(in thousands)
January 1, 2021	17,558,731	$0.93	8.2	$30,881
Options granted	7,248,934	3.93
Options exercised	(12,796,353)	0.79
Options forfeited	(544,526)	2.53
Options expired	(2,022)	0.73
December 31, 2021	11,464,764	$2.66	8.3	$53,695
Options granted	—	$—	$—	$—
Options exercised	(139,423)	1.04	—	—
Options forfeited	(335,424)	$5.04	$—	$—
Options expired	(38,651)	0.83	—	—
March 31, 2022	10,951,266	$2.61	6.8	$12,532

Options vested and exercisable as of December 31, 2021	4,830,158	$1.30	7.4	$29,176
Options vested and exercisable as of March 31, 2022	5,466,700	1.54	6.1	8,607,549

The aggregate intrinsic value of employee options exercised during the three months ended March 31, 2022 and 2021 was $0.2 million and $3.0 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the date of the exercise and the exercise price for in-the-money options.

The weighted-average grant-date fair value of employee options granted during the three months ended March 31, 2021 was $3.94 per share. There were no employee options granted during the three months ended March 31, 2022. The weighted-average grant-date fair value of employee options forfeited during the three months ended March 31, 2022 and 2021 was $3.44 and $1.41 per share, respectively. The weighted-average grant-date fair value of options that vested during the three months ended March 31, 2022 and 2021 was $2.59 and $3.23 per share, respectively. The total fair value of options vested during the three months ended March 31, 2022 and 2021 was $3.8 million and $8.3 million, respectively.

RSUs

In accordance with the FIP, the Company granted 10,500,000 RSUs in Class B Common shares to the Founders in August 2021. The fair value of those RSUs is measured on the grant date based on the value of the shares on the Closing Date. These awards vested on January 1, 2022, and were settled on April 1, 2022, into an equal number of shares of Class A Common Stock in accordance with the terms of the Separation Agreements entered into on March 26, 2021 with the Founders which resulted in the conversion of all Class B Common Stock held by the former executives into Class A Common Stock. In settling the RSUs granted under the FIP into Class A shares, the Company performed a net settlement transaction, withholding 2,579,585 and 2,577,541 shares from Mr. Mercer and Mr. Wendel, respectively, for tax withholding purposes, resulting in a net delivery from those RSUs of 2,670,415 and 2,672,459 shares of Class A stock to Mr. Mercer and Mr. Wendel, respectively. The FIP was adopted upon Closing to replace that certain Volta Management Carve-Out Plan (the "Carve-Out-Plan"), pursuant to which in the event of a "liquidity transaction" (as defined in the Carve-Out Plan), Mr. Mercer and Mr. Wendel would each be eligible to receive 2.0% of the "aggregate proceeds" (as defined in the Carve-Out Plan), subject to their execution of a release of claims in favor of Legacy Volta. The terms and conditions of the FIP and the grant of RSUs to Mr.

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Mercer and Mr. Wendel were proposed to be adopted in exchange for the termination of the Carve-Out Plan, and such proposal was approved by the shareholders of TortoiseCorp II.

In accordance with the 2021 EIP, beginning in the fourth quarter of 2021, the Company granted RSUs to certain officers, executives, new hires, and key employees. The fair value of those RSUs is measured on the grant date based on the closing price for the Company’s common stock. Typically, these grants vest over a three-year period from the date of issuance.

In addition to RSUs granted with service-based vesting conditions, the Company also granted RSUs with performance-based and market-based vesting conditions. Performance-based RSUs vest on the date that the Company achieves the performance targets specified within the grant agreements. The fair value of the awards is measured on the grant date based on the closing price of the Company’s common stock. There are no remaining performance-based RSUs outstanding as of March 31, 2022 as all previously granted performance-based RSUs were forfeited during the three months ended March 31, 2022 prior to achievement of the performance targets.

The Company also granted RSUs with market-based vesting conditions to certain executives and designated employees. Market-based RSUs vest on the date that the Company's stock price reaches certain thresholds specified within the grant agreements. The fair value of RSUs with market-based vesting conditions is measured on the grant date using a BLM. The requisite service period is also determined through the use of a BLM. Compensation cost associated with awards granted with market-based vesting conditions is recognized using an accelerated attribution method over the requisite service period even if the market condition is never satisfied.

A summary of the RSU activity for the three months ended March 31, 2022 was as follows:

	Number of shares	Weighted-average grant date fair value
January 1, 2021	—	$—
RSUs granted	29,763,009	10.70
RSUs vested	—	—
RSUs forfeited	(75,000)	12.10
December 31, 2021	29,688,009	10.70
RSUs granted	9,172,637	3.69
RSUs vested	(10,500,000)	9.30
RSUs forfeited	(8,535,290)	10.63
March 31, 2022	19,825,356	5.24
RSUs vested, not yet released as of March 31, 2022	10,500,000	$9.30

The weighted-average grant-date fair value of RSUs granted during the three months ended March 31, 2022 was $3.69 per share.

Included in the RSUs granted during the three months ended March 31, 2022 were 111,168 market-based RSUs and 1,340,974 service-based RSUs that were previously approved in December 2021, for which the grant date was not established until Q1 2022.

In addition to the awards outlined above, the Company approved the grant of 1,055,773 service-based RSUs that were not yet communicated to employees as of March 31, 2022. As a result, these awards were not considered granted for accounting purposes during the quarter ended March 31, 2022.

Restricted stock awards

In accordance with the 2014 EIP, the Company granted restricted stock awards ("RSAs") to certain officers in February 2021. The fair value of the RSAs is measured on the grant date based on the closing price for the Company’s common stock. These awards vested immediately on the date of issuance. There have been no RSAs granted during the three months ended March 31, 2022.

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-based compensation

Stock-based compensation is estimated using the Black-Scholes option pricing model on the date of grant. The fair value of all options is amortized on a ratable basis over the required service periods of the awards, which are generally the vesting periods.

The weighted-average assumptions that were used in calculating such values during the three months ended March 31, 2021 were as follows:

Three Months Ended March 31, 2021
Expected dividend yield	—%
Risk-free interest rate	0.6%
Expected volatility	57.7%
Expected term (in years)	5.8

There were no options granted during the three months ended March 31, 2022 and therefore no fair value calculations required.

The Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. Therefore, the expected term of options granted is based on the "simplified method" of expected life.

The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

As the Company does not have a trading history for its common stock prior to the Reverse Recapitalization, the expected stock price volatility for the Company’s common stock was estimated by taking the historic stock price volatility for industry peers based on their price observations over a period equivalent to the expected term of the stock option grants. The Company has no history or expectation of paying cash dividends on its common stock. As of March 31, 2022 and 2021, the Company had unrecognized employee stock-based compensation expense of $14.7 million and $14.1 million, respectively, related to unvested stock awards not yet recognized, which is expected to be recognized over an estimated weighted-average period of approximately 1.3 years and 3.6 years, respectively.

In accordance with the 2021 FIP and EIP, the Company has granted RSUs that are subject to service-based vesting conditions, performance-based vesting conditions and market-based vesting conditions established by the Company’s Compensation Committee at the grant date. No compensation cost has been or will be recognized for the performance-based RSUs as they were forfeited entirely on March 26, 2022 prior to achievement.

Compensation cost associated with market-based RSUs is recognized over the requisite service period using the accelerated attribution method even if the market condition is never satisfied. As of March 31, 2022, the Company recognized $8.0 million, in compensation costs associated with market-based RSUs.

The unrecognized compensation expense related to RSUs was $56.7 million at March 31, 2022 and is expected to be recognized over a weighted average period of 2.68 years.

The Company estimated the fair value of its market-based RSUs on the grant date using a BLM incorporating the assumptions noted in the table below:

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2022
Expected dividend yield	—%
Risk-free interest rate	1.5%
Expected volatility	90.0%
Expected term (in years)	4.6

Significant modifications

On March 26, 2022, Scott Mercer and Chris Wendel (the "Executives") resigned from the Company’s board of directors (the “Board”), and Mr. Wendel also resigned as an employee and officer of the Company. Mr. Mercer’s resignation as an employee and officer of the Company was effective as of April 15, 2022.

In accordance with the Separation Agreements, unvested RSU awards with market-based vesting conditions, 5,250,000 of which were held by Mr. Mercer and 4,500,000 of which were held by Mr. Wendel, granted on November 15, 2021 were modified on their respective termination dates to eliminate the service requirement (to be an active employee on the date of achievement of the market condition). Additionally, the unvested stock options held by Mr. Mercer as of April 15, 2022 were modified to accelerate the vesting and vest in full on April 15, 2022. With the exception of one option grant held by Mr. Mercer, all of the stock options for the Founders had previously been exercised with partial recourse notes which were settled prior to the completion of the Reverse Recapitalization. The unvested portion of those early exercised option grants was also modified to accelerate vesting as of each Founder’s termination date; the effect of this modification was to release the repurchase right for those early exercised options. The stock option and market-based RSU modifications were measured as the excess of the fair value of the modified awards over the fair value of the original awards immediately before the modifications. The fair values immediately after these modifications were determined using a BLM for the market-based RSUs, the Black-Scholes model for the unexercised stock option for Mr. Mercer, and the closing price of the Company's common stock on the modification date for the shares already held by the Founders through exercise with and settlement of partial recourse notes, released from the repurchase right under the respective early exercise agreements.

The incremental stock-based compensation expense relating to these modifications has been or will be recorded in full in the period of each Founder's respective termination as there is no further service requirement from either Founder. Further, the Company has reversed expense previously recorded for the market-based RSUs in accordance with ASC 718 as the awards were unvested and effectively forfeited and replaced by new market-based RSUs with no service requirement before the completion of the derived requisite service period of the original awards. The components of stock-based compensation expense recorded with respect to the modified awards for Mr. Wendel is as follows for the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Reversal of previously recorded market-based RSU expense	$(9,879)
Incremental expense for modified market-based RSUs	$13,290
Incremental expense for modified stock options	$3,662
Total stock-based compensation expense	$7,073

For Mr. Mercer's stock options, the Company continued to record stock-based compensation expense of $0.1 million, based on the original fair values of the awards for the three months ended March 31, 2022 for the awards that continued to vest until his termination date of April 15, 2022. The components of stock-based compensation expense recorded with respect to the modified awards for Mr. Mercer is as follows for the three months ended March 31, 2022:

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2022
Reversal of previously recorded market-based RSU expense	$(11,526)
Incremental expense for modified market-based RSUs	$15,505
Incremental expense for modified stock options	$863
Total stock-based compensation expense	$4,842

The Company will recognize additional stock-based compensation expense of $2.6 million during the three months ending June 30, 2022 for the stock option modifications for which continuing service was required between the severance agreement date and termination date.

The Company obtained a Monte Carlo valuation as of the modification date to calculate the incremental expense for the market-based RSUs. The assumptions that were used in calculating such values during the three months ended March 31, 2022 were as follows:

Valuation as of March 26, 2022
Expected dividend yield	—%
Risk-free interest rate	2.5%
Expected volatility	90.0%
Expected term (in years)	4.4

All other outstanding unvested equity awards held by the Founders, consisting of 4,000,000 RSUs granted in the fourth quarter of 2021 and 923,695 RSUs granted in the first quarter of 2022 to Mr. Mercer and 2,750,000 RSUs granted in the fourth quarter of 2021 and 742,972 RSUs granted in the first quarter of 2022 to Mr. Wendel were forfeited as of March 26, 2022. This resulted in the reversal of previously recognized stock-based compensation expense of approximately $0.7 million for Mr. Wendel and $1.0 million for Mr. Mercer related to the grants of RSUs for the three months ended March 31, 2022.

The incremental stock-based compensation and reversal of previously recorded stock-based compensation was recorded in selling, general and administrative, on the condensed consolidated statement of operations for the three months ended March 31, 2022 and 2021.

Compensation expense

Compensation expense related to stock-based awards was recorded in selling, general and administrative in the accompanying condensed consolidated statements of operations and comprehensive loss for $16.5 million and $45.5 million for the three months ended March 31, 2022 and 2021, respectively.

Partial recourse promissory notes

As of March 31, 2022 and December 31, 2021, the Company had $0.2 million of promissory notes outstanding from former employees, issued for 186,124 restricted stock purchases of Legacy Volta Class A common stock and 365,605 shares of stock options exercisable for Legacy Volta Class B common stock. The three remaining outstanding promissory notes to two former employees for the exercise of stock options represent the aggregate exercise price of the options and carry an interest rate of 2.3%, and the principal and interest are due upon the earlier of (i) the tenth anniversary of the note’s issuance, or (ii) the date of a change of control. The promissory notes issued are collateralized by the shares issued in exchange for the note and were considered to be partial recourse as they may be surrendered at the then fair market value of a share of common stock as determined by the Board. The remainder up to 50.0% of the value of the original principal of the notes is collateralized by the assets of the borrowers. The amount payable is not limited to the fair value of the shares at the time of default or maturity. As

Volta Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

such, the shares are not considered exercised for accounting purposes and the shares issued are not reflected as outstanding in the condensed consolidated financial statements until the notes are repaid and the underlying stock options have vested.

Volta Inc.

Notes to Unaudited Consolidated Financial Statements
Note 12 - Net Loss Per Share

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

The following table presents the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2022		2021
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
	(in thousands except share and per share)
Numerator:
Net loss	$(43,027)	$(5,122)	$(33,085)	$(32,086)
Denominator:
Basic shares:
Weighted-average common shares, basic	153,696,945	18,294,483	7,974,872	7,733,885
Diluted shares:
Weighted-average common shares, diluted	153,696,945	18,294,483	7,974,872	7,733,885
Net loss per share attributable to common stockholders:
Basic	$(0.28)	$(0.28)	$(4.15)	$(4.15)
Diluted	$(0.28)	$(0.28)	$(4.15)	$(4.15)

The following weighted average shares of the potentially dilutive outstanding securities for the three months ended March 31, 2022 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive given the net loss attributable to common shares. Therefore, the diluted net loss per share is the same as the basic net loss per share for the periods presented.

Volta Inc.

Notes to Unaudited Consolidated Financial Statements

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

	Three Months Ended March 31,
	2022		2021
Anti-dilutive securities
Outstanding stock options	10,951,266		12,103,528
Non plan option grants			—
Convertible preferred stock	—		66,821,981
Warrants for common stock	24,328,608		12,103,528
Warrants for preferred stock	—		230,820
Options and RSAs exercised under notes receivables	669,522		5,721,421
Unvested RSUs	19,825,356	—	—
Total anti-dilutive securities	55,774,752		96,981,278

Volta Inc.

Notes to Unaudited Consolidated Financial Statements
Note 13 - Leases

The Company is a lessee in several noncancellable operating leases, primarily for office space and the use of spaces for the installation of its electric vehicle charging stations ("site leases"). These leases generally have an initial term ranging from four to ten years, with the option to extend the lease for one to five years. In connection with the leases, the Company had asset retirement obligations for the restoration of lease sites of $1.5 million and $1.4 million as of March 31, 2022 and December 31, 2021, respectively, in other non-current liabilities within the accompanying condensed consolidated balance sheets.

Supplemental information related to leases within the condensed consolidated balance sheets is as follows:

	March 31, 2022	December 31, 2021
Other operating leases information
Weighted-average remaining lease term (years)	8.0	8.0
Weighted-average discount rate	11.0%	11.7%

The following lease costs were recognized in other operating expenses within the accompanying condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating lease costs
Fixed lease cost	$4,138	$2,631
Variable lease cost	—	41
Total operating lease costs	$4,138	$2,672

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$2,936	$2,054
ROU assets obtained in exchange for lease obligations
ROU assets obtained in exchange for operating lease liabilities	$10,877	$4,445

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

Maturities of lease liabilities as of March 31, 2022 are as follows:

Volta Inc.

Notes to Unaudited Consolidated Financial Statements

Fiscal Year	Leases
(in thousands)
Remainder of 2022	$11,948
2023	16,861
2024	16,461
2025	14,948
2026	13,900
Thereafter	48,504
Total undiscounted lease payments	122,622
Less imputed interest	(39,761)
Total lease liabilities	$82,861
As of March 31, 2022, there are additional operating leases that have not yet commenced of $9.1 million. These operating leases are expected to commence between fiscal year 2022 and fiscal year 2023 with lease terms of four to ten years.

Note 14 - Commitments And Contingencies

Contingencies
From time to time, Volta may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of its business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters.

On March 30, 2022, a putative class action complaint was filed against the Company, one of the Company’s officers and one of the Company's former officers (collectively, the "Defendants") in the United States District Court for the Northern District of California. The lawsuit alleges that Defendants violated the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding the Company’s business, operations and prospects. Plaintiffs seek to represent a class of persons or entities that purchased Volta securities between August 2, 2021 and March 28, 2022. The complaint seeks unspecified damages, attorneys’ fees, and other costs. While the Company believes that the claims are without merit and it intends to vigorously defend against them, however, any litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.

On March 22, 2022 the Company entered into mediation related to an employment claim. The mediation proposal is expected to settle in the second quarter of 2022 with cash payment of $0.5 million and the remaining $0.1 million paid by the Company’s insurance policy. As of March 31, 2022, the Company has recorded a $0.5 million accrual for this expected settlement.

Additionally, as of March 31, 2022 and December 31, 2021, the Company had $0.6 million in accrued expenses and other current liabilities on the condensed consolidated balance sheets for invoices totaling $1.4 million. In good faith, the Company disputed invoices for work performed in 2019. There are various disagreements between the Company and the vendor regarding these invoices. The Company disputes the underlying basis for these amounts and notified the vendor during the year ended December 31, 2019 of the Company’s intent not to pay.

Employee benefit plan

The Company has a 401(k) defined contribution savings plan that covers substantially all of its employees. The Company contributes a matching contribution of 4.0% of the employee's contribution under applicable safe harbor rules. Employee contribution is also limited by annual maximum amount determined by the Internal Revenue

Volta Inc.

Notes to Unaudited Consolidated Financial Statements
Service. For the three months ended March 31, 2022 and 2021, the Company contributed $0.1 million and $0.2 million, respectively.

Purchasing Obligations

In the normal course of business, Volta enters into contractual agreements of the purchase of goods and services to ensure availability and timely delivery. Current commitments for purchases reflect Volta's focus on expanding its charging network. As of March 31, 2022, Volta has contractually committed to a purchase of $2.8 million from key suppliers for capital assets, inventory, and services, for the remainder of 2022.

Note 15 - Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year in accordance with ASC 740-270. There is no provision for income taxes because the Company has incurred operating losses since inception and has projected losses for the current year. The Company’s effective income tax rate was 0.0% for the three months ended March 31, 2022 and 2021, and the realization of any deferred tax assets does not satisfy the "is not more likely than not" threshold.
Note 16 - Related Party Transactions

2Predict, Inc.

Prior to April 2021, the Company received consulting services from 2Predict, a firm where a Volta officer was Co-Founder and CEO, and recognized expenses of $0.3 million for the three months ended March 31, 2021, respectively, in selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2022 and December 31, 2021, the Company had no balance in accounts payable - due to related party for the consulting services received. As 2Predict, Inc. was acquired in April 2021 it is no longer a related party (see Note 4 - Acquisitions).

Legacy Volta Series D preferred stock

Legacy Volta issued 3,891,256 shares of Legacy Volta Series D preferred stock during the year ended December 31, 2021, which at Closing, were converted into 4,722,039 Class A common stock of the Company. Of the 3,891,256 shares of Legacy Volta Series D preferred stock, 2,032,271 shares were to 19York Ventures, which is an entity founded by a Volta Board member, Activate Capital Partners, LP and Energize Ventures, LLC at $7.38 per share for total proceeds of $15.0 million. The 2,032,271 shares of Legacy Volta Series D preferred stock were converted into 2,466,161 Class A common stock of the Company.

Promissory notes

As of March 31, 2021, the Company had outstanding promissory note agreements with certain executives where the Company loaned $18.5 million at varying interest rates. The promissory notes with employees were required to be settled upon the Closing. The notes associated with three former employees were not required to be settled upon the change of control and going public. However, one of the notes has been settled while the notes with the other two former employees remain outstanding as of March 31, 2022 (see Note 11 - Stockholders’ (Deficit) Equity and Stock-Based Compensation).

Legacy Volta Class B common stock

Volta Inc.

Notes to Unaudited Consolidated Financial Statements
During the three months ended March 31, 2021 the Company issued 5,700,000 shares of restricted stock awards of Legacy Volta Class B common stock, which upon the Closing, were converted into 6,916,950 Class A common stock of the Company to the CEO and former President. The awards were fully vested upon issuance.

During the year ended December 31, 2021, prior to the Reverse Recapitalization, Activate Capital Partners, LP exercised its Legacy Volta Class B common stock warrants, which upon the Closing, were converted into warrants for 182,025 shares of Class A common stock, at an exercise price of $0.01 per share for a total amount of $1.5 thousand. Subsequent to the Reverse Recapitalization Activate Capital Partners, LP, exercised its warrant for 188,638 shares of Class A common stock warrants, which were issued through a cashless exercise (see Note 11 - Stockholders’ (Deficit) Equity and Stock-Based Compensation).

Note 17 - Subsequent Events

The Company has evaluated events subsequent to March 31, 2022 and through the date the financials are made available. The following events occurring subsequent to the condensed consolidated balance sheet date merited recognition or disclosure in these statements.

Executive Resignation

On March 26, 2022, Scott Mercer entered into an agreement with the Company pursuant to which Mr. Mercer resigned from the Company’s Board effective as of such date and agreed to resign as an employee and officer of the Company, including his position as Chief Executive Officer, effective as of the earlier of (i) the filing date of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and (ii) April 29, 2022. The Company's Annual Report on Form 10-K was filed on April 15, 2022 and Mr. Mercer's resignation became effective as of this date. The Board appointed Brandt Hastings as the Interim Chief Executive Officer, in addition to his current position as the Company’s Chief Revenue Officer, effective as of Mr. Mercer’s resignation described above. The Board has also formed a CEO Search Committee in order to identify a permanent replacement Chief Executive Officer.

Escrow Agreement

On May 2, 2022, Volta entered into an escrow agreement with the Company's primary lender requiring the Company to deposit $3.3 million to satisfy certain covenants arising from amendments to the senior secured term loan agreement which took effect on March 30, 2022. See "Note 9 - Debt Facilities" for details of the amendments to the term loan agreement. The escrow account established by the escrow agreement was funded in the amount of $3.3 million on May 2, 2022.

Legal Proceedings

On May 6, 2022, a putative class action complaint was filed against the Company, one of the Company's officers and one of the Company’s former officers (collectively, the “Defendants”) claiming the Defendants violated the Securities Exchange Act of 1934, as amended. The Company believes that the claims are without merit and it intends to defend against them. See Item 1. Legal Proceedings for more details on the class action lawsuit.

Volta Inc.

Notes to Unaudited Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which Volta’s management believes is relevant to an assessment and understanding of its condensed consolidated results of operations and financial condition. You should read the following discussion and analysis of Volta’s financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to plans and strategy for Volta’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled "Risk Factors", Volta’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements. Please also see the section entitled "Forward-Looking Statements"

Percentage amounts included in this Quarterly Report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this Quarterly Report on Form 10-Q may not sum due to rounding.

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

•Results of Operations: This section provides an analysis of Volta’s results of operations for the three months ended March 31, 2022 and 2021.

•Liquidity and Capital Resources: This section provides a discussion of Volta’s financial condition and an analysis of its cash flows for the three months ended March 31, 2022 and 2021. This section also provides a discussion of Volta’s contractual obligations, and other purchase commitments that existed at March 31, 2022, as well as a discussion of its ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

•Critical Accounting Policies and Estimates: This section identifies and summarizes those accounting policies that significantly impact Volta’s reported results of operations and financial condition, and requires significant judgment or estimates on the part of Volta management in their application.

Business Overview

Volta’s mission is to build the fueling infrastructure of the future. Volta’s vision is to create an EV charging network that capitalizes on and catalyzes the shift from gas to electric vehicles. Volta places its charging stations in high traffic public locations that driver and consumer behavior data suggest are stopping points in EV drivers' daily routines. Located near the entrances of the retail and other commercial facilities at these locations, the digital display screens on Volta's media enabled stations offer its media partners the opportunity to advertise to potential consumers just before they enter that facility. By both attracting EV drivers to a particular location to run an errand that was on their to-do list and providing a high impact advertising opportunity just before a purchasing decision may be made, Volta's charging stations allow it to enhance its site and media partners' core commercial interests.

Volta’s business entails partnering with real estate and retail partners with national and regional multi-site portfolios of commercial and retail properties, as well as municipalities and local business owners, to locate and deploy its EV charging stations in premier locations. The site hosts Volta partners with span a wide array of industries and locations, including retail centers, grocery stores, pharmacies, movie theaters, parking lots, healthcare/medical facilities, municipalities, sport and entertainment venues, parks and recreation areas, restaurants, schools and universities, certain transit and fueling locations, office buildings and other locations. Volta generally signs long-term contracts to locate its charging stations at site host properties and grows its footprint over time as its station utilization justifies further capital investment in its EV charging infrastructure. Volta also sells charging stations to certain business partners, while continuing to perform related installation, operation and maintenance services. For both Volta-owned and partner-owned charging stations, Volta sells media display time on the charging stations’ digital displays to its media and advertising partners. In addition, while Volta currently provides sponsored charging services to drivers that use its charging stations, Volta intends to introduce a pay-for-use charging model in the future. As of March 31, 2022, Volta had installed over 2,482 chargers across 26 territories and states that have generated over 275,000 charging sessions per month, forming one of the most utilized charging networks in the United States.

Volta’s differentiated business model aims to maximize deployment of capital to deliver compelling value per unit and dollars per mile of capital invested. Volta’s current business model is capable of generating revenue from multiple sources: Media revenue, Network Development, Charging Network Operations and Network Intelligence.

•Media revenue is derived from the sale of advertising to Volta partners that purchase media display time on its advertising-driven charging stations to conduct their media and advertising campaigns to generate commerce or influence targeted driver behavior.

•Network Development revenue is generated by providing installation, infrastructure development, operating and maintenance services, and the sale of Volta’s charging products to select site hosts. Network Development revenue is also generated from contracts with utility companies for the sale of installed electrical infrastructure. Volta’s Network Development customers consist of select site hosts that purchase Volta charging stations and receive associated installation and maintenance services, utility companies with whom Volta contracts to perform electrical infrastructure development activities, and select site partners for whom Volta performs the development work required to prepare a site for EV charging infrastructure. Currently, there is immaterial overlap between Volta’s Media revenue and Network Development customers.

•Charging Network Operations revenue is generated by tracking the delivery of electricity through the use of Volta’s charging stations, generating LCFS credits which Volta sells to third parties under the regulatory framework currently in effect. Volta intends to implement pay-for-use charging features in the future and anticipates that its "Charging Network Operations" revenue will also include fees received for its paid charging services and that its Charging Network Operations customers will include drivers that utilize Volta’s paid charging services.

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

Acquisitions

Effective April 21, 2021, Volta purchased all the intellectual property of 2Predict from a related party, Praveen Mandal, Chief Technology Officer of Volta. The total purchase consideration was $1.4 million. As a result of the acquisition, Volta will further expand their technology through 2Predict's team of experts in advanced machine learning solutions.

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

Total Stations, including Site Partners

Volta management defines "Total Stations" as the total size of its installed charging network at the end of the period, including Volta-owned and site partner-owned charging stations. Volta’s management uses Total Stations for internal network planning and forecasting purposes, including to evaluate the potential Media revenue generating capacity of its charging network, which is generated through delivery of advertising by Volta’s partners across both Volta-owned and its site partner-owned charging stations. In addition, Total Stations provides the basis for Volta’s assessment of its charging network operations as well. Volta believes that this performance measure provides meaningful, supplemental information regarding the Volta charging network that helps illustrate trends in its business and operating performance. Volta believes that this performance measure is helpful to its investors as it is used by management in assessing the growth of the Volta charging network.

Total Stalls, including Site Partners

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

The following table sets forth this key performance measure, together with total revenue, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
in thousands except station and stall data	2022	2021
Total revenue	$8,386	$4,740
Total stations, including site partners	2,482	1,787
Total stalls, including site partners	2,548	1,836

The increase in revenue is primarily driven by the addition of 712 stalls, including site partner stall installations, an increase of 38.8%. For more information on the increase of total revenue, refer to the subsection entitled "Results of Operations" below.

Key Factors Affecting Operational Results

Volta’s future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including macroeconomic conditions, human resources, customer retention, adoption of EVs and related technology, regulatory environment, competition, and installation and construction costs.

Macroeconomic Conditions

Volta derives a significant portion of its revenues from providing paid advertising on its EV charging stations. Current or prospective buyers’ spending priorities could be altered by a decline in the economy in general, the economic prospects of such buyers’, and/or the economy of any individual geographic market or industry. Any such changes, particularly a market in which Volta conducts a substantial portion of its business or an industry from which it derives a significant portion of its advertising, could adversely affect Volta’s revenues. Additionally, disruptions to buyers’ product plans or launches could affect revenue.

Volta is dependent upon the availability of electricity at its current and future charging sites. Increases in electricity costs, the need to upgrade or bring in additional power infrastructure at locations, delays, new or increased taxation, or regulations, power shortages and/or other restrictions on the availability or cost of electricity could adversely affect Volta’s business, financial condition and results of operations.

Human Resources

Volta’s ability to achieve revenue growth, profitability and expand its charging network and strategic advertising partnerships to achieve broader market acceptance will depend on its ability to effectively expand its sales, advertising, marketing, technology and operational teams and capabilities. Volta’s success depends, in part, on its continuing ability to identify, hire, attract, train, develop and retain highly qualified personnel. To achieve its growth objectives, Volta may need to continue to expand its team and geographic footprint aggressively.

Customer Retention

Volta intends to introduce, and has begun testing, a pay-for-use by the driver model for charging, as well as idle fees for EVs that remain connected to a charging station for more than a specified period of time after charging is complete. As Volta migrates from EV charging that has been free to the driver, to include a pay-for-use model, it could risk losing drivers who have become accustomed to its free charging and do not wish to use paid charging services and reduce demand for its stations from media and site partners.

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

Restrictions on certain digital outdoor media advertising products, services or other advertising are or may be imposed by laws and regulations, as well as contracts with Volta’s host sites. Digital displays were introduced to the market relatively recently, and existing media signage regulations could be revised or new regulations could be enacted to impose greater restrictions on digital advertising or displays. In addition, Volta may be also impacted if various levels of government enact rules or legislation to tax revenues derived from the sale of digital media. Any such regulatory changes could adversely affect Volta’s financial condition and results of operations.

Competition

Volta currently faces competition from a number of companies in the U.S. and Europe, in both the EV charging industry and in the media industry. Volta expects to face significant competition in the future as the markets for EV charging and advertising evolve. Increased competition in these industries could create a talent war, making it more challenging to attract and retain talent.

The EV charging business may become more competitive and Volta may face increased pressure on network utilization. Competition is expected to continue to increase as the number of EVs sold increases and as new competitors or alliances emerge that have greater market share or access to capital than Volta. If Volta’s advertising competitors offer media advertising display rates below the rates it charges, Volta could lose potential partners and be pressured to reduce its rates. This could have an adverse effect on Volta’s financial position. Volta’s future growth and success is dependent upon the desirability of its charging stations as advertising space. The success of alternative media advertising options employed by agencies, brands or other purchasers of advertising could undermine Volta’s prospects.

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

Seasonality
Volta’s advertising business has experienced and is expected to continue to experience fluctuations as it continues to scale its EV charging footprint in various markets. This is primarily due to, among other things, seasonal buying patterns and seasonal influences on media markets. Typically, media spend is highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as buyers adjust their spending following the holiday shopping season and prepare annual budgets.

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

COVID-19 Impact

In March 2020, the World Health Organization declared COVID-19 a global pandemic. Volta management is closely monitoring the impact of the COVID-19 pandemic on all aspects of Volta’s business. Volta took measures to mitigate the impacts of the ongoing COVID-19 pandemic, including closing its offices for a period, implementing a work from home policy for its workforce and actively managing its site installations. Volta may take further actions that alter its business operations, as may be required by government authorities or that it determines are in the best interests of its employees, contractors and stockholders. See the "Risk Factors" section for further information on the risks related to Volta's business. Volta faces risks related to health pandemics, which could have a material adverse effect on its business and results of operations. For example, impacts to Volta’s business as a result of the ongoing COVID-19 pandemic included slow-down of permitting and construction activities during shutdowns, shut-down of properties where Volta’s stations are located, drop off in media spend, shut-down of offices and a transition to remote work forces, impacting revenue potential and usage.

Impacts from COVID-19 during the three months ended March 31, 2022 were immaterial to Volta’s activities. While there were continuing delays for permits and installations due to continuing impacts from COVID-19 in the construction industry generally, given the nature of Volta’s partnerships and contractual obligations, Volta does not believe there will be a material impact to its business and operations as a result of these delays going forward. Beginning in the first quarter of 2021, there was a trend of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and governmental activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains.

The COVID-19 pandemic, the measures taken by the governmental authorities and businesses affected and the resulting economic impact may materially and adversely affect Volta’s business, results of operations, cash flows and financial positions as well as its drivers that use its charging stations. Despite such recent events, Volta management does not anticipate the COVID-19 pandemic will significantly impact future operations, as demonstrated by the increase in revenues since the last pre-COVID fiscal year. Volta believes that its advertising network remains attractive to buyers, given that many of its charging stations are installed in close proximity to essential businesses such as grocery stores and pharmacies, and shopping centers. In addition, despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any of Volta’s assets, or a material change in the estimate of any contingent amounts recorded in the condensed consolidated balance sheet as of March 31, 2022. However, the estimates of the impact of the COVID-19 pandemic on Volta’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact, including any variants that may arise, and the economic impact on local, regional, national and international markets. Volta’s management continues to monitor the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. See also the subsection entitled "Key Factors Affecting Operational Results" for further discussion of the possible impact of COVID-19 on Volta’s business.

Basis of Presentation

Substantially all of Volta’s long-lived assets are maintained in, and its losses are attributable to, the United States. The condensed consolidated financial statements include the accounts of Volta and its wholly owned subsidiaries. See, "Note 2 - Summary of Significant Accounting Policies" of the accompanying unaudited condensed consolidated financial statements for more information.

Comparison of the three months ended March 31, 2022 and 2021

The results of operations presented below should be reviewed in conjunction with Volta’s unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 and the related notes included elsewhere in this document. The following tables set forth Volta’s condensed consolidated results of operations data for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Variance
in thousands	2022	2021	$	%
REVENUES
Service revenue	$7,974	$4,231	$3,743	88.5%
Product revenue	275	299	(24)	(8.0)%
Other revenue	137	210	(73)	(34.8)%
Total revenues	8,386	4,740	3,646	76.9%

COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization shown below)	9,262	4,609	4,653	101.0%
Costs of products (exclusive of depreciation and amortization shown below)	420	352	68	19.3%
Selling, general and administrative	56,219	60,857	(4,638)	(7.6)%
Depreciation and amortization	3,695	2,173	1,522	70.0%
Other operating expense	326	120	206	171.7%
Total costs and expenses	69,922	68,111	1,811	2.7%
Loss from operations	(61,536)	(63,371)	1,835	(2.9)%
OTHER (INCOME) EXPENSES
Interest expense, net	1,313	1,687	(374)	(22.2)%
Other expense, net	—	201	(201)	(100.0)%
Change in fair value of warrant liability	(14,700)	(88)	(14,612)	16604.5%
Total other (income) expenses	(13,387)	1,800	(15,187)	(843.7)%
LOSS BEFORE INCOME TAXES	(48,149)	(65,171)	17,022	(26.1)%
Income tax expense	—	—	—	—%
NET LOSS	$(48,149)	$(65,171)	$17,022	(26.1)%

Components of Results of Operations

Revenue

Media Revenue (formerly Behavior and Commerce)

Media revenue is principally generated through the delivery of advertising across the charging network.

Network Development

Network Development revenue is generated from installation, infrastructure development and operating and maintenance services of the charging stations to select site partners. Network Development also includes revenue related to the sale of Volta’s charging products and the performance of development work necessary to prepare a site for EV infrastructure as well as revenue from contracts with utility companies for installing electrical infrastructure.

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

Cost of Services

Cost of services consist primarily of contracted labor for sales of installation and maintenance services and costs related to station rent, electricity, insurance, communication and business property taxes related to Volta’s site leases. Volta expects cost of services to increase in future periods primarily due to increased costs associated with operating a national charging network due to increasing rent and electricity costs as site hosts seek to monetize customer parking spaces.

Cost of Products

Cost of products consist primarily of hardware related costs of Level 2 and DC Fast Charging ("DCFC") stations which includes the station chassis, high-resolution, outdoor screen on media-enabled stations, the EV chargers, routers and computers. While the cost of products has increased for the current generation of Volta’s award-winning charging stations, which include intuitive lighting features and a new chassis design, Volta seeks to drive cost down of the next generation of stations through scaling purchasing with its manufacturing partners.

Selling, General and Administrative

Selling, general and administrative primarily consists of personnel-related expenses, share based compensation, professional fees for legal, accounting, other consulting services, software and licenses, and information technology development services costs. Volta expects to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and NYSE listing standards, additional insurance expenses (including directors’ and officers’ insurance), investor relations activities and other administrative and professional services. Volta also expects to increase the size of its selling, general and administrative function to support the growth of its business.

Depreciation and Amortization

Depreciation and amortization primarily relate to the depreciation of Volta-owned charging stations and its tenant improvements, technology equipment and other tools. Volta anticipates these expenses will continue to increase over time as it continues to build its network.

Other Operating Expenses

Other operating expenses primarily relate to write offs of expenses related to projects discontinued prior to construction disposal of assets, and obsolete inventory.

Interest Expense

Interest expense primarily consists of interest related to its loan interest, amortization of debt issuance costs and costs related to early termination of debt.

Other Expense, net

Other expense, net consists primarily of miscellaneous expenses or income that are not related to core business operations.

Income Tax Expense

Volta’s income tax provision consists of an estimate of federal and state taxes, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law and valuation allowance.

Results of Operations
Revenues

The following table summarizes the changes in revenue from the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Variance
in thousands	2022	2021	$	%
Revenues
Media Revenue (formerly Behavior and Commerce)	$6,118	$3,529	$2,589	73.4%
Network Development	2,214	1,001	1,213	121.2%
Charging Network Operations	1	—	1	100.0%
Network Intelligence	53	210	(157)	(74.8)%
Total revenues	$8,386	$4,740	$3,646	76.9%

Media revenue increased by $2.6 million, or 73.4%, from March 31, 2021 to March 31, 2022 primarily due to large sales of media campaigns with several national brands in the three months ended March 31, 2022.

Network Development revenue increased by $1.2 million, or 121.2%, from March 31, 2021 to March 31, 2022, primarily due to an increase of $1.2 million in revenue recognized for new infrastructure development service contracts as of March 31, 2022.

Cost of Revenues

The following table summarizes cost of revenues by products and services:

	Three Months Ended March 31,		Variance
in thousands	2022	2021	$	%
Cost of services	$9,262	$4,609	$4,653	101.0%
Cost of products	$420	$352	$68	19.3%

Cost of services increased by $4.7 million, or 101.0%, to $9.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase is primarily due to an increase of $2.3 million in installation service costs due to the increase in active projects for the three months ended March 31, 2022, an increase of $1.5 million in station rent due to an increase in the cumulative number of leases that commenced over the prior four quarters, an increase of $0.6 million in freight costs due to the continued increase in active construction projects for the three months ended March 31, 2022 and an increase of $0.2 million in advertising and media costs each primarily due to an increase in commission fees paid to media partners arising from higher dollar value campaigns.

Cost of products remained relatively consistent for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative decreased by $4.6 million, or 7.6%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase primarily relates to a $9.8 million increase in payroll and related costs, $4.2 million increase in bonus and commissions due to an increase in Volta’s employee headcount to 417 from 152. Additionally, there was an increase of $5.7 million in outside services, an increase of $2.4 million in due to an increase in insurance expense. Travel, meals and related expenses increased $0.6 million as COVID restrictions continue to ease and rent and facilities expense increased by $0.3 million. This was partially offset by a $29.0 million decrease in stock-based compensation.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1.5 million, or 70.0%, to $3.7 million for the three months ended March 31, 2022 from $2.2 million for the three months ended March 31, 2021. This was primarily due to an increase of 655 in the aggregate number of Volta-owned installations in service during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021

Other Operating Expense

Other operating expense increased by $0.2 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in disqualified projects prior to construction.

Loss from Operations

Loss from operations decreased by $1.8 million, or 2.9%, from March 31, 2021 to March 31, 2022. This was primarily due to an increase in revenue of $3.6 million, partially offset by an increase in depreciation and amortization expenses of $1.5 million and an increase in other operating expense of $0.2 million.

Interest Expense, net

Interest expense decreased by $0.4 million, from the three months ended March 31, 2021 to the three months ended March 31, 2022. The decrease is primarily due to the decline of the EIP loan principal outstanding from $49.0 million as of March 31, 2021 to $36.8 million as of the three months ended March 31, 2022.

Other Expense, net

Other expense, net remained immaterial for the three months ended March 31, 2021 and the three months ended March 31, 2022.

Income Tax Expense

There was no change to income tax expense for each of the three months ended March 31, 2021 and March 31, 2022.

Net Loss

Net loss decreased by $17.0 million, or 26.1%, from March 31, 2021 to March 31, 2022, primarily due to an increase in total revenue of $3.6 million, a decrease in the fair value of warrant liabilities of $14.6 million which was partially offset by the increase of depreciation and amortization $1.5 million and an increase in other operating expense of $0.2 million .

Liquidity and Capital Resources

Sources of Liquidity

Volta has incurred net losses and negative cash flows from operations since its inception. To date, Volta has funded its operations primarily with proceeds from the issuance of Volta preferred stock, borrowings under its loan facilities, including its term loan, and other term loans. Until Volta is cash-flow positive, Volta may need to consider raising funds through the issuance of debt or equity securities or additional borrowings in the future.

Volta’s operations are dependent on its ability to generate meaningful long-term revenue and will highly depend on driver behavior trends as well as increased and sustained driver demand for EVs and related charging services. If the market for EVs does not develop as Volta expects or develops more slowly than it expects, or if there is a decrease in driver demand for EV charging services, Volta’s business, prospects, financial condition and results of operations will be harmed. The market for EV charging is relatively new, rapidly evolving, characterized by rapidly changing technologies, volatile electricity pricing, additional competitors, evolving government regulation (including carbon credits) and industry standards, frequent new vehicle announcements and changing driver demands and behaviors. Any number of changes in the industry could negatively affect revenue generation from Media revenue and EV charging.

For the three months ended March 31, 2022, the Company incurred a net loss of $48.1 million and had negative cash flows from operating activities of $33.8 million. Volta has a cash balance of $205.4 million as of March 31, 2022.

The Company entered into a Business Combination Agreement with Tortoise Corp II on February 7, 2021 and following the Closing on August 26, 2021, Volta Inc. began trading on the New York Stock Exchange (NYSE). Please refer to "Note 1 - Description of Business" of the accompanying condensed consolidated financial statements for the three months ended March 31, 2022 for additional information. Additional cash obligations in the next twelve months are expected to include investments in the operations and purchases to expand the business. Management has considered conditions and events which provide substantial doubt about the Company's ability to continue as a going concern for the 12 months following the issuance of the condensed consolidated financial statements. The Company concluded that there is substantial doubt that the Company cannot continue as a going concern in the next twelve months based on reasonable information available to us as of the date of this analysis. No assurances can be provided that additional funding will be available at terms acceptable to the Company, if at all. If the Company is unable to raise additional capital, the Company may significantly curtail its operations, modify strategic plans and/or dispose of certain operations or assets.

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

Debt Profile

The following table summarizes Volta’s debt balances and key related loan information:

					Net Carrying Value
in thousands	Principal Amount	Issuance Date	Maturity Date	Interest Rate	March 31, 2022	December 31, 2021
Term loans payable	$49,000	6/19/2019	6/19/2024	12.0%[1]	$36,750	$40,833
Total outstanding loans payable					36,750	40,833
Less unamortized deferred issuance fees					754	838
Total debt					35,996	39,995
Less current maturities, net of debt issuance costs					15,998	15,998
Total loans payable, net of unamortized debt issuance costs					$19,998	$23,997
(1)The interest rate on the term loan as of June 19, 2019 was a fixed rate of 12.0% per annum. Please see Note 9 - Debt Facilities to the accompanying unaudited condensed consolidated financial statements for additional information.

On June 19, 2019, Volta entered into a senior secured term loan agreement, and has drawn a total of $49.0 million over the life of the term loan. The term loan agreement is fully funded based on capital expenditures and is secured by stations and other assets. The loan agreement states there are no limits or restrictions on the use of funds drawn. Interest on the outstanding balance of the term loan is equal to 12.0% per annum, and principal payments are due in equal monthly installments which began on July 1, 2021.

The following table summarizes Volta’s financing obligations related to digital media screens:

	March 31	December 31
in thousands	2022	2021
Financing obligation, long-term portion	$(2,972)	$(3,050)
Plus: current portion of financing obligation	$(895)	$(896)
Total financing obligation	$(3,867)	$(3,946)

Volta entered into multiple sale-leaseback arrangements of digital media screens that do not qualify as asset sales and are accounted for as financing obligations. These financing obligations have been amortized over the 5-year term at Volta's incremental borrowing rate at the time of the transaction which has ranged between 6.0%-16.7%.

Please refer to Note 9 - Debt Facilities, of Volta’s of the accompanying unaudited condensed consolidated financial statements for additional information.

Material Cash Requirements

In the normal course of business, Volta enters into obligations and commitments that require future contractual payments. The commitments result primarily from operating leases and long-term debt. The following table summarizes Volta’s contractual obligations and commercial commitments as of March 31, 2022:

The Company's material cash requirements include the following commitments and contractual obligations:

in thousands	Total	Less than 1 year	More than 1 year
Lease Liability	$122,621	$11,948	$110,673
Purchase Obligation	2,826	2,826	—
Long Term Debt	36,750	12,250	24,500
Financing Obligations	4,633	887	3,747
Total	$166,830	$27,911	$138,920

Cash Flow Summary

The following table summarizes Volta’s cash flows for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		Change
in thousands	2022	2021	$	%
Net cash used in operating activities	$(33,837)	$(21,734)	$(12,103)	55.7%
Net cash used in investing activities	(18,995)	(3,407)	(15,588)	457.5%
Net cash (used in) provided by financing activities	$(4,108)	$19,810	$(23,918)	(120.7)%

Operating Activities

Net cash used in operating activities increased by $12.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Changes in net cash used in operating activities are primarily due to an decrease of $24.8 million in net loss adjusted for non-cash items. This was partially offset by a decrease of $9.1 million in net working capital, a decrease of $0.2 million in other noncurrent assets, and an increase in other noncurrent liabilities of $3.4 million.

With the use of cash for operating activities to expand the business, Volta has considered conditions and events which provide substantial doubt about the Company's ability to meet cash requirements to support its operations over the 12 months following the issuance of the condensed consolidated financial statements. See Note 3 - Liquidity, of Volta’s of the accompanying consolidated financial statements for additional information.

Investing Activities

Net cash used in investing activities increased by $15.6 million, to $19.0 million for the three months ended March 31, 2022, as compared to $3.4 million for the three months ended March 31, 2021, primarily due to $13.8 million increase in purchases of property and equipment, net and to the expansion of the charging station network and a $1.6 million increase in expenditures on internal use software development.

Financing Activities

Net cash provided by financing activities decreased by $23.9 million to a $4.1 million use of cash for the three months ended March 31, 2022 as compared to a $19.8 million provision of cash for the three months ended March 31, 2021. This was primarily due to no additional proceeds raised from financing in the three months ended March 31, 2022 offset by a quarterly repayment of long term debt of $4.1 million, compared to the three months ended March 31, 2021 in which $28.7 million was raised from issuance of Series D preferred stock, partially offset by the $8.3 million payment of taxes on promissory notes for employees.

Subsequent Events

Please refer to "Note 17 - Subsequent Events" of the accompanying unaudited condensed consolidated financial statements for additional information.

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

EBITDA and Adjusted EBITDA

In order to provide investors with greater insight and allow for a more comprehensive understanding of the information used by management and the board of directors in its financial and operational decision-making, Volta has supplemented the Condensed Consolidated Financial Statements presented on a U.S. GAAP basis in this Quarterly Report on Form 10-Q with Adjusted EBITDA as a non-GAAP financial measure. Volta believes Adjusted EBITDA provides its board of directors, management and investors with a helpful measure for comparing its operating performance with the performance of other companies that have different financing and capital structures or tax rates. Volta also believes that EBITDA is a measure frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry, and is a measure contained in its debt covenants. However, while Volta considers EBITDA and Adjusted EBITDA to be an important measure of operating performance, EBITDA, Adjusted EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of Volta’s results as reported under U.S. GAAP.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net (loss) income, the most directly comparable U.S. GAAP measure reported in Volta’s unaudited condensed consolidated financial statements for the following periods:

	Three Months Ended March 31,		Variance
in thousands	2022	2021	$	%
NET LOSS	$(48,149)	$(65,171)	$17,022	(26.1)%
Interest expense, net	1,313	1,687	(374)	(22.2)%
Depreciation and amortization	3,695	2,173	1,522	70.0%
EBITDA	$(43,141)	$(61,311)	$18,170	(29.6)%
Stock-based compensation expense	16,485	45,519	(29,034)	(63.8)%
Change in fair value of warrant liability	(14,700)	(88)	(14,612)	16604.5%
Adjusted EBITDA	$(41,356)	$(15,880)	$(25,476)	160.4%

Adjusted EBITDA decreased by $25.5 million, or 160.4%, to a loss of $41.4 million in the three months ended March 31, 2022, as compared to a loss $15.9 million for the three months ended March 31, 2021. This is primarily attributable to a decrease of $14.6 million in the fair value of warrant liabilities and a $29.0 million decrease in stock-based compensation, partially offset by a decrease in net loss of $17 million.

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

Please refer to "Note 2 - Summary of Significant Accounting Policies", of the accompanying unaudited condensed consolidated financial statements for a description of Volta’s accounting policies in detail. Volta believes the following accounting policies require the most significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

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

Volta will cease to be an emerging growth company on the date that is the earliest of (a) the last day of the fiscal year in which it has total annual gross revenues of $1.07 billion or more; (b) the last day of its fiscal year following the fifth anniversary of the date of its initial public offering; (c) the date on which it has issued more than $1.00 billion in nonconvertible debt during the previous three years; or (d) the last day of the fiscal year in which it is deemed to be a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of its common stock held by non-affiliates equals or exceeds $700 million as of the last business day of the second fiscal quarter of such fiscal year.

Network Development Revenue

Volta generates Network Development revenue from the sales of products including charging stations to select site partners and infrastructure to utility companies as well as related installation and infrastructure development services and operations and maintenance services on charging stations owned by third parties. Some of Volta’s agreements include non-standard terms and conditions and include promises to transfer multiple goods and services. As a result, significant interpretation and judgment is required to determine the appropriate accounting for these transactions, including: (1) whether performance obligations are considered distinct that should be accounted for separately versus together, how the price should be allocated among the performance obligations, and when to recognize revenue for each performance obligation; (2) developing an estimate of the stand-alone selling price of each distinct performance obligation; (3) combining contracts that may impact the allocation of the transaction price between product and services; and (4) estimating the consideration payable to a customer as a reduction of the transaction price.

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

Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition. Please refer to "Note 2 - Summary of Significant Accounting Policies," of the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2022 for additional information on revenue recognition.

Equity Based Compensation

Volta’s stock-based compensation consists of options and RSUs that are granted to employees and non-employees as part of their compensation package. As the Company does not have a trading history for its common stock prior to the Reverse Recapitalization, Volta’s management must make assumptions to estimate the fair value.

The grant-date fair value of employee and non-employee stock options are determined using the Black-Scholes option-pricing model using various inputs, including estimates of expected volatility, term, risk-free rate, and future dividends. Compensation cost for options and service-based RSUs is recognized over the vesting period of the applicable award using the straight-line method. For market-based RSU awards, the fair value is measured on the grant date using a Binomial Lattice Valuation Model ("BLM"). The requisite service period is also determined through the use of a BLM. Compensation cost associated with awards granted with market-based vesting conditions is recognized over the requisite service period for each tranche using the accelerated attribution method even if the market condition is never satisfied. Forfeitures are recognized as they occur.

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

The following table summarizes the key share-based payment valuation assumptions for stock options for the three months ended March 31, 2021. There were no option grants during the three months ended March 31, 2022.

Three Months Ended March 31,
2021
Expected dividend yield	—%
Risk-free interest rate	0.6%
Expected volatility	57.7%
Expected term (in years)	5.8
The following table summarizes the key share-based payment valuation assumptions for market-based RSUs for the three months ended March 31, 2022. There were no market-based RSU grants during the three months ended March 31, 2021.

Three Months Ended March 31,
2022
Expected dividend yield	—%
Risk-free interest rate	1.5%
Expected volatility	90.0%
Expected term (in years)	4.60

Expected Dividend Yield

Volta does not expect, and is not contractually obligated, to pay dividends in the foreseeable future.

Risk-free Interest Rate

The risk-free interest rate is based on the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the expected term.

Expected Volatility

Expected volatility is a measure of the amount of fluctuation in the value of Volta’s share price over a specific time period. Volatility is generally calculated as the standard deviation of the continuously compounding rates of return on the share over a specified period and is typically expressed as annualized returns. Judgment is required to select a method to estimate expected volatility for nonpublic companies. As Volta does not have a trading history prior to the Reverse Recapitalization, sufficient historical information related to the fair value of Volta’s options is not available. Nonpublic entities may use average volatility for comparable public companies to form a reasonable basis for the assumption of expected volatility. To identify similar entities, Volta considered characteristics of each, such as industry, stage of life cycle, size and financial leverage. The volatility actually used in the fair value determination for stock options was 56.4-60.6% for grants awarded in the three months ended March 31, 2021. There were no options granted in the three months ended March 31, 2022.

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

Fair Value of Warrant Liabilities

Volta classifies Legacy Volta preferred stock warrants and the Public and Private Warrants as long-term liabilities at their estimated fair value. The liability is subject to remeasurement at each condensed consolidated balance sheet date, with changes in fair value recorded in change in fair value of warrant liability in the condensed consolidated statement of operations and comprehensive loss. Volta will continue to revalue all warrants until exercise, expiration, conversion or until they are no longer redeemable. As of March 31, 2022, none of the Legacy Volta preferred stock warrants and all of the Private Warrants remain outstanding. For the three months ended March 31, 2022, no shares of the Public Warrants were exercised.

Volta estimates the fair value of the Public and Private Warrants using the Binomial Lattice Valuation Model ("BLM") Volta is required to make assumptions and estimates in determining an appropriate risk-free interest rate, volatility, term, dividend yield, discount due to exercise restrictions and the fair value of Volta common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability. Refer to "Note 6 - Fair Value Measurements", of the accompanying unaudited condensed consolidated financial statements for additional information.

Long Lived Assets

Property and equipment, net, which primarily consists of charging stations and construction in progress stations, is reported at historical cost less accumulated depreciation. Volta estimates the useful lives of the stations to be between five and ten years, based on its historical experience and its plans regarding how it intends to use those assets.

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

Please refer to "Note 2 - Summary of Significant Accounting Policies", and "Note 13 - Leases", of the accompanying unaudited condensed consolidated financial statements for additional information about leases.

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

Volta recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits which, as of the date of this Quarterly Report on Form 10-Q, have not been material, are recognized within provision for income taxes. As of March 31, 2022 and December 31, 2021, the Company recorded a $2.0 million uncertain tax position related to deferred revenue.

Off-Balance Sheet Arrangements

As of the condensed consolidated balance sheet dates of March 31, 2022 and 2021, Volta has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

Refer to "Note 2 - Summary of Significant Accounting Policies", of the accompanying unaudited condensed consolidated financial statements for a discussion of the impact of recent accounting pronouncements.

Related Party Transactions

Refer to "Note 16 - Related Party Transactions", of the accompanying unaudited condensed consolidated financial statements for additional information for related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Volta’s operations include activities substantially based in the United States. These operations expose Volta to a variety of market risks, including the effects of changes in interest rates and changes in consumer attitudes. Volta monitors and manages these financial exposures as an integral part of its overall risk management program.

Interest rate risk

Volta had a cash balance totaling $205.4 million and $262.3 million as of March 31, 2022 and December 31, 2021, respectively. Volta manages its cash through zero balance accounts and demand deposit accounts for which the amount held is equal to the fair value. Volta’s total principal debt balance was $36.8 million and $40.8 million as of March 31, 2022 and December 31, 2021, respectively, and had fixed interest rates of 12.0% per annum for its Energy Impact Partners loan. Because the rates are fixed, a change in market rates would have no impact on Volta’s financial position or results of operations.

Foreign exchange risk

Volta expanded operations internationally during the three months ended March 31, 2022 and is currently exposed to changes in foreign currency exchange rates, however, its international operations have been immaterial to the condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2022.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated interim financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Previously Reported Material Weakness

As previously disclosed, in connection with the preparation of Volta’s condensed consolidated financial statements as of and for the years ended December 31, 2021 and 2020, certain material weaknesses were identified in Volta’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Volta’s interim or annual condensed consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses were as follows:

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Volta may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of its business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. On each of March 30, 2022 and May 6, 2022, a putative class action complaint was filed against the Company, one of the Company’s officers and one of Company's former officers (collectively, the "Defendants"), in each case, in the United States District Court for the Northern District of California. Each lawsuit alleges that Defendants violated the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding the Company’s business, operations and prospects. Plaintiffs in each complaint seek to represent a class of persons or entities that purchased Volta securities between August 2, 2021 and March 28, 2022. Each complaint seeks unspecified damages, attorneys’ fees, and other costs. While the Company believes that the claims are without merit and it intends to vigorously defend against them, however, any litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.

Item 1A. Risk Factors

You should consider carefully the following risks and uncertainties, together with the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes set forth herein, and in our other public filings in evaluating our business. Current global economic events and conditions may amplify many of these risks. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the following risks actually occur, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the market price of our Class A Common Stock could decline, and you could lose part or all of your investment.

SUMMARY OF RISK FACTORS

•Volta is an early stage company with a history of losses and expects to incur significant expenses and losses for the foreseeable future.
•Failure to expand Volta’s geographic footprint and to build scalable and robust processes and controls could harm its prospects for growth and profitability, and Volta may never successfully do so or achieve or sustain profitability.
•Volta has identified material weaknesses in its internal controls over financial reporting, and if Volta is unable to remediate these material weaknesses, or if Volta identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of Volta's condensed consolidated financial statements or cause Volta to fail to meet its periodic reporting obligations.
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
•Volta also faces intense competition in its advertising-delivery activities and expects to continue to face significant competition as the market for out-of-home and digital display media evolves.
•Volta depends upon strong relationships with real estate and retail partners to build out its charging network and increased competition or loss of a partner could adversely impact Volta’s business, financial condition and results of operations.

•Volta derives a significant portion of its revenues from advertising sales on its charging stations, which fluctuate and are subject to market conditions outside of its control, and Volta may not be able to sell its advertising services in certain geographies until Volta has achieved scale in such geographies.
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
•Volta faces risks related to natural disasters and health pandemics, which could have a material adverse effect on its business and results of operations. For example, impacts to Volta’s business as a result of the ongoing COVID-19 pandemic included slow-down of permitting and construction activities during shutdowns, shut-down of some properties where Volta’s stations are located, drop off in advertising spend, shut-down of offices and a transition to remote work forces, impacting revenue potential and usage.
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
•The expected shift in Volta’s business model from free EV charging to include pay-for-use charging and the requirement of mobile check-ins may impact Volta’s ability to retain driver interest in its charging stations and adversely affect advertising partner and site host demand.
•Volta may be unable to collect and leverage customer data in all geographic locations, and this limitation may impact research and development, advertising sales, partnership relations and operations.
•Government regulation of outdoor media may restrict Volta’s advertising activities.
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

RISK FACTORS

Investing in our securities involves risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our condensed consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Volta’s Business

Volta is an early stage company with a history of losses and expects to incur significant expenses and losses for the foreseeable future.

Volta has a history of operating losses. Volta incurred a net loss of $48.1 million for the three months ended March 31, 2022, and as of March 31, 2022, Volta had an accumulated deficit of approximately $476.9 million. Volta believes it will continue to incur operating and net losses each quarter for the foreseeable future. Even if Volta achieves profitability in any quarter, there can be no assurance that Volta will be able to maintain profitability. Volta’s potential profitability is particularly dependent upon the continued adoption of electric vehicles ("EVs") by drivers and fleet operators, the continued availability of, and Volta’s continued eligibility for, governmental incentives and credits associated with EV charging stations, Volta’s ability to receive anticipated benefits from any upfront capital expenditures it incurs to develop and expand its charging network, the absence of changes in law or regulation relating to the EV charging industry that disproportionately benefit Volta’s competitors or that require significant changes to Volta’s products, services or business model, the impact of laws and regulations, or the absence of changes in law or regulation, that restrict or otherwise adversely impact Volta’s ability to conduct its advertising-delivery activities, the recognition by advertising partners, site hosts and other business partners of the benefits of Volta’s advertising offerings and, in each case, the hosting and utilization of Volta’s chargers, any of which may not occur at the levels Volta currently anticipates or at all.

Failure to effectively expand Volta’s sales, marketing and operational team could harm its ability to grow its business and strategic partnerships and achieve broader market acceptance of its products and services.

Volta’s ability to grow its business and charging network and strategic partnerships to achieve broader market acceptance with site hosts, advertising partners and drivers, grow revenue and achieve and sustain profitability will depend, to a significant extent, on its ability to effectively expand its sales, advertising, marketing, technology and operational teams and capabilities. Volta relies on its site acquisition and advertising sales and marketing teams to expand its commercial footprint and obtain new advertising partners, respectively, in order to grow its EV charging business, and Volta relies on its network planning, engineering, site development, operations and project management personnel to install, operate and maintain new sites. Volta also relies on its technology team, which is currently being scaled, to continue to develop improvements, enhancements and new functionality in its EV charging stations, mobile application platform and network planning tools. Volta plans to continue to expand in these functional areas but it may not be able to recruit and hire a sufficient number of competent personnel with the requisite skills, technical expertise and experience, which may adversely affect its ability to expand such capabilities. The hiring process can be costly and time-consuming, and new employees may require significant training and time before they achieve full productivity. Recent hires and planned hires may not become as productive as quickly as anticipated, and Volta may be unable to hire or retain a sufficient number of qualified individuals. In the event that Volta’s employees join a labor union, higher employee costs and increased risk of work stoppages or strikes could result. Any failure to recruit, train, incentivize and retain a sufficient number of qualified personnel and to have such personnel attain desired productivity levels within a reasonable period of time and in a cost-effective manner could harm Volta’s growth prospects and ability to achieve or sustain profitability, and have an adverse effect on its business, financial condition and results of operations. See also "If Volta is unable to attract and retain key employees and hire qualified management, technical, engineering and sales personnel, its ability to compete and successfully grow its business would be harmed."

Failure to continue to expand Volta’s geographic footprint and to build scalable and robust processes and controls could harm its prospects for growth and profitability, and Volta may never successfully do so or achieve or sustain profitability.

Volta’s ability to achieve significant revenue growth and profitability in the future will depend, in large part, on its success in expanding its business both within its existing markets and to additional markets and geographies and building scalable and robust processes to manage its business and operations. If prospective commercial partners, such as site hosts and advertising partners in such existing and new markets and geographies do not perceive Volta’s product and service offerings to be of value to them or Volta’s EV charging stations and services are not favorably received by them or by drivers in such markets, Volta may not be able to attract and retain such business partners and successfully expand in its existing markets and to new markets and geographies.

In addition, if Volta is not able to build scalable, robust and compliant processes and controls to manage its existing business operations and prospective growth and expansion, it may fail to satisfy and retain its existing business partners and drivers that utilize its charging stations and may not be able to attract new business partners and driver interest in additional markets and, as a result, Volta’s ability to maintain and/or grow its business and achieve or sustain profitability will be adversely affected. For example, site hosts may elect not to adopt Volta’s products or services for many reasons, including a perception that they or their customers are unlikely to derive sufficient value from Volta’s EV charging services, that Volta’s advertising services will not sufficiently drive customer engagement at such host site, that the local community objects to Volta’s stations due to their size, display screens or otherwise, that competitors provide a better value or experience or that service issues are not satisfactorily resolved. Retention and expansion of site host, advertising partner and driver interest and engagement will also be dependent on the quality, effectiveness and perception of Volta’s customer service and operations and any failure by Volta to offer high quality support to its business partners and users of its charging stations could adversely affect Volta’s business, reputation and growth prospects. See also "— Customer-Related Risks — If Volta fails to offer high-quality support to site partners and drivers, its business and reputation will suffer."

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

The EV charging market is relatively new and Volta currently faces competition from a number of companies. Volta believes its current competitors to its EV charging business activities are EVgo, Electrify America, Allego, Tesla, and Rivian. There are also many other large and small EV charging companies that offer non-networked or "basic" chargers that have limited customer leverage but could provide a low-cost solution for basic charger needs in commercial and retail locations, such as Pod Point, EVConnect, Powerdot, Semacharge, and Engie, as well EV charging equipment manufacturers that also compete with Volta, like ChargePoint, EVBox, Flo, Revel, and Blink, in addition to charging networks being developed by OEMs, such as IONITY, and utilities, such as EDF, or in partnership with any of the aforementioned competitors. In addition, Volta may face competition from home charger companies or companies focused on installing private chargers at offices. The principal competitive factors in the EV charging industry include capital efficient deployment, revenue lines and diversity of revenue opportunities, charger utilization and pricing to drivers, charger network reliability, scale and local density, charger count, charger locations and accessibility, charger connectivity to EVs and ability to charge all models and standards, speed of charging relative to expected vehicle dwell times at the location, product offerings, including the availability of or demand for DCFC chargers as opposed to AC chargers, software-enabled services offerings and overall business partner and driver experience, operator brand, track record and reputation, access to equipment vendors and service providers, installation expertise and costs, and policy incentives. Large early stage markets require significant early capital expenditures, engagement across verticals and driver engagement to gain market share, and ongoing effort to scale product and service offerings, channels, installers, teams and processes. There are also competitors, in particular those with limited funding, experience or commitment to quality assurance, that could cause poor experiences, hampering overall EV adoption or trust in any particular provider of charging services. Further, Volta’s current or potential competitors may be acquired by third parties with different commercial objectives and imperatives and greater available resources.

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

Barriers to entry in the EV charging market may erode as a result of government intervention, leading to more competitors or existing competitors becoming better positioned to succeed. In addition, in some jurisdictions, Volta may see competition from local utilities who may be interested in, and receive regulatory approval for, ownership of public EV charging equipment, from various owners of non-networked AC chargers, and from new entrants into the U.S. EV charging market. Further, Volta’s competitors may not be subject to the same regulatory requirements as Volta, such as those relating to Volta’s digital display screens and advertising offerings, providing them with greater flexibility as to placement and expansion of their EV charging networks and facilitating their competition with Volta.

New competitors or alliances may emerge in the future that are better financed or have greater access to capital than Volta, secure greater market share, have proprietary technologies that site hosts or drivers prefer, have more effective marketing abilities and/or face different financial hurdles, which could put Volta at a competitive disadvantage. Further, Volta’s current strategic initiatives and contracts with major business partners and key site hosts may fail to result in a sustainable competitive advantage for Volta. Future competitors could also be better positioned to serve certain segments of Volta’s current or future target markets, which could create price pressure or erode Volta’s market share. In light of these factors, current or potential drivers that use Volta’s charging stations may utilize charging services of competitors, resulting in reduced demand for Volta’s charging stations and for advertising offerings among existing and prospective site hosts and advertising partners. If Volta fails to adapt to changing market conditions or continue to compete successfully with current charging providers or new competitors, its growth will be inhibited, adversely affecting its business, financial condition and results of operations.

Volta also faces intense competition in its advertising-delivery activities and expects to continue to face significant competition as the market for out-of-home and digital display media evolves.

The place-based digital media industry is fragmented, consisting of a few traditional companies operating on a national and international basis, such as Outfront Media, Inc., Amscreen, Clear Channel Outdoor, Lamar, JCDecaux, Intersection and GSTV, as well as newer, digitally-forward, omni-channel platforms like Google, Facebook and Twitter, and hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. Volta competes with all of these companies for its advertising partners. Advertising rates also vary greatly from market-to-market and on a format-by-format basis, creating various opportunities for competition on pricing. If Volta’s competitors offer media displays at rates below the rates Volta charges, it could lose potential advertising partners and could be pressured or unable, due to advertising format, market differences or otherwise, to reduce its rates below those currently charged to attract or retain advertising partners. In addition, installation of digital displays by Volta or its competitors at a pace or location that exceeds the ability of the market to derive new revenues from those displays could also have an adverse effect on Volta’s business, financial condition and results of operations.

In particular, competition in the place-based digital media industry and the advertising rates Volta is able to charge are based on a number of different factors, including location, size of display, market and total number of impressions delivered by a display or group of displays. The number of impressions delivered by Volta’s displays are measured by Geopath, Inc. ("Geopath"), an independent third-party organization that provides audience measurement for the out-of-home and place-based media industries. Geopath leverages a range of data sources, including anonymous location and trip data from connected vehicles and smartphones, to understand the number of people passing a display during a defined time period. Due to the calculation methods of total impressions, Volta’s ability to generate additional advertising revenue from the placement of multiple charging stations equipped with digital displays at any one site may be limited, as a greater number of displays in close proximity may not yield additional impressions. Similarly, saturation of out-of-home and digital displays at any given site, including those of Volta’s competitors, may put pricing pressure on Volta’s advertising offerings at that site or reduce the number of displays government authorities are willing to permit. The competitive or regulatory pressures caused by market saturation and the method of calculating the number of and pricing for impressions could limit Volta’s ability to expand its advertising offerings in any market and have an adverse effect on Volta’s business, financial condition and results of operations.

Volta’s advertising services also compete with other media, including online, mobile and social media advertising platforms and traditional platforms (such as television, radio, print and direct mail marketers). In addition, Volta competes with a wide variety of out-of-home media, including media in shopping centers, grocery stores, movie theaters, transit locations and sports and entertainment venues, among other locations. Advertisers compare relative costs of available media, including the average cost per thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the out-of-home and place-based media industry relies on its relative cost efficiency and its ability to reach specific markets, geographic areas and/or demographics. Further, as digital media technology continues to develop, Volta’s competitors in the place-based media industry may be able to offer products or services that are, or that are seen to be, substantially similar to or better than Volta’s. This may force Volta to compete in different ways and incur additional costs and/or expend resources in order to remain competitive. If Volta’s competitors are more successful than Volta is in developing digital advertising products, diversifying the placement of their digital displays to maximize additional impressions or in attracting and retaining advertising partners, Volta’s business, financial condition and results of operations could be adversely affected.

Volta has experienced rapid growth and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.

Volta has experienced rapid growth in recent periods. For example, the number of full-time employees has increased from 152 as of March 31, 2021 to 417 as of March 31, 2022. This rapid expansion in headcount, coupled with a management team that has not been working together in a public company setting previously, has the potential to create difficulties for management to adequately oversee and deploy resources effectively throughout the Company. If these challenges are not adequately and effectively managed by our management team, our business operations would be adversely affected.

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

To manage growth in operations and personnel, Volta will need to continue to improve its operational, financial and management controls and reporting systems and procedures, and to successfully integrate new personnel who work remote from company offices or who were hired while Volta’s employees continue to work from home. Failure to manage growth effectively could result in difficulty or delays in attracting new business partners, declines in quality or user satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of business partners, information security vulnerabilities or other operational difficulties, any of which could adversely affect Volta’s business performance and operating results. For example, Volta is in the process of expanding its mobile application functionality to include, among other things, payment processing features and other enhancements. If Volta’s technology team does not have sufficient resources or capabilities to successfully enable such functionality and Volta is not able to appropriately expand its technology team, Volta’s ability to grow its business could be adversely affected. Volta’s strategy is based on a combination of growth and maintenance of strong performance of its existing EV charging network and advertising offerings, and any inability to scale, to continue to provide a favorable experience for its advertising partners, site hosts and drivers or to manage operations at its charging sites may negatively impact Volta’s growth trajectory.

In addition, in the event of continued fast growth, Volta’s information technology systems and internal control over financial reporting and procedures may not be adequate to support its operations and may introduce opportunities for data security incidents that may interrupt business operations and permit bad actors to obtain unauthorized access to business or user information. Volta may also face risks to the extent such bad actors infiltrate the information technology infrastructure of its contractors. See also "— Unauthorized disclosure of personal or sensitive data or confidential information, whether through a breach of Volta’s computer systems or otherwise, could severely hurt its business." Further, as a public company, Volta is required to maintain effective disclosure controls and procedures and internal control over financial reporting, and the failure to do so could have an adverse effect on its business. See also "— The requirements of being a public company may strain Volta’s resources, divert management’s attention and affect its ability to attract and retain qualified board members and officers."

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
•customer or site partner cancellations of their contracts; and
•other risk factors set forth in this report.

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

Volta depends on establishing and maintaining strong long-term relationships with real estate and retail partners and site hosts with national and regional multi-site portfolios of commercial and retail properties to build out its charging network. Such site hosts can span a wide array of industries and locations, including retail centers, grocery stores, pharmacies, movie theaters, parking lots, healthcare/medical facilities, municipalities, sports and entertainment venues, parks and recreation areas, restaurants, schools and universities, certain transit and fueling locations and office buildings and other locations and could potentially include hotels, airports, automobile dealers, other transportation hubs and other locations drivers visit day-to-day, any of which may have differing interests and incentives in partnering with an EV charging provider like Volta. If site hosts believe the benefits offered by Volta’s competitors exceed those provided by Volta or that they would not benefit from Volta’s business model, including the advertising delivery elements, Volta may lose access to high quality property owners necessary to drive and sustain its future growth and profitability. In addition, the loss of a partner with a multi-site portfolio of properties could have an outsized impact on Volta’s business if Volta is not able to enter into agreements with additional site hosts to build out its charging network. Such competition or the loss of key partners could have an adverse effect on Volta’s business, financial condition and results of operations.

Volta derives a significant portion of its revenues from advertising sales on its charging stations, which fluctuate and are subject to market conditions outside of its control, and Volta may not be able to sell its advertising services in certain geographies until Volta has achieved scale in such geographies.

Volta derives a significant portion of its revenues from providing advertising space on its EV charging stations equipped with digital displays. For example, Volta’s Media revenue, which is principally generated through the delivery of advertising across the charging network by site and advertising partners, accounted for 73.0% of Volta’s total revenue for the both the three months ended March 31, 2022 and 2021 as compared to 26.4% and 21.1%, respectively, for its Network Development revenue. A decline in the economic prospects of media buyers, the economy in general or the economy of any individual geographic market or industry, particularly a market in which Volta conducts substantial business or an industry, such as the retail, automotive, consumer packaged goods or professional services industries, from which Volta derives a significant portion of its advertising revenues, could alter current or prospective buyers’ spending priorities. In addition, natural disasters, acts of terrorism, disease outbreaks (such as the ongoing COVID-19 pandemic), civil unrest, hostilities, or wars (such as the conflict between Russia and Ukraine), regulatory enforcement or changes in law or enforcement practices, political uncertainty, trade policies (such as tariffs), shifts in market demographics, extraordinary weather events (such as hurricanes, earthquakes, blizzards and wildfires), technological changes and power outages could interrupt Volta’s ability to build, deploy, and/or display advertising on its charging stations, and/or lead to a reduction in economic certainty and advertising expenditures by Volta’s existing or prospective advertising partners. See also "— Volta faces risks related to natural disasters and health pandemics, which could have a material adverse effect on its business and results of operations. For example, impacts to Volta’s business as a result of the ongoing COVID-19 pandemic included slow-down of permitting and construction activities during shutdowns, shut-down of properties where Volta’s stations are located, drop off in advertising spend, shut-down of offices and a transition to remote work forces, impacting revenue potential and usage." In addition, advertising partners may decide to reduce or postpone advertising spend due to factors outside their and Volta’s control. For example, disruptions to semiconductor supply chains may reduce automobile suppliers’ ability to introduce or manufacture vehicles, leading them to reduce or postpone advertising spend. Any reduction in media expenditures could adversely affect Volta’s business, financial condition or results of operations. Further, media expenditure patterns may be impacted by any of these factors. For example, buyers’ expenditures may be made with less advance notice and may become difficult to forecast from period to period.

Volta’s advertising business has experienced and is expected to continue to experience fluctuations as Volta continues to scale its EV charging footprint in various markets, including as a result of seasonality due to, among other things, seasonal buying patterns and seasonal influences on media markets. Typically, advertising spend is highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust their spending following the holiday shopping season and prepare annual budgets. In addition, until Volta has achieved sufficient scale of its advertising-driven charging stations in a given market to be able to deliver a meaningful amount of impressions to its advertising partners, Volta may have difficulties in securing advertising contracts for that market, which may also lead to fluctuations in its advertising revenues or an inability to meet its projections of anticipated advertising revenue. Further, the placement of multiple charging stations at a given site may only yield incremental additional advertising revenues if the stations are in close proximity or in less desirable locations on a property and do not deliver independent impressions for Volta’s advertising partners. The effects of such occurrences may make it difficult to estimate future operating results based on the previous results of any specific quarter, which may make it difficult to plan capital expenditures and expansion, could affect operating results and could have an adverse effect on Volta’s business, financial condition and results of operations.

In addition, Volta may face requests from its site partners to share in advertising revenue or to receive a portion of available advertising inventory at no charge or at a discount, particularly if Volta’s competitors engage in revenue sharing. Volta may be unable or unwilling to accommodate such requests and as a result may not be able to reach an agreement with such site partners for the installation of its stations, which would negatively impact Volta’s ability to achieve its installation goals, and its competitors may be chosen to supply EV charging services at such sites.

Advertising-based restrictions on outdoor media by regulators and site partners may further restrict the categories of advertising that Volta can display on its charging stations.

Restrictions on outdoor media of certain products, services or other advertising are or may be imposed by laws and regulations, as well as contracts with Volta’s site hosts that provide site hosts with approval rights over advertising or restrict certain advertising from being displayed at those sites. For example, tobacco products have been effectively banned from outdoor media in most U.S. jurisdictions and Germany and local governments in some cases limit outdoor media of alcohol. Further, certain municipalities and site hosts may limit issue-based outdoor media, place restrictions on media off-site or off-premises products or services or limit the display of advertising deemed competitive to existing site host tenants. Advertising-based restrictions could cause a reduction in Volta’s advertising revenues by limiting the advertising partners Volta is able to provide media services to and, more broadly, such restrictions or any expanded restrictions that could be adopted in the future could cause an increase in available space on the existing inventory of displays in the outdoor media industry, which could have an adverse effect on Volta’s business, financial condition and results of operations.

Volta relies on a limited number of suppliers and manufacturers for the manufacture and supply of Volta’s charging stations, some of which are also early stage companies. A loss of any of these partners or defects in or failure of the products with which they supply Volta could negatively affect Volta’s business.

Volta relies on a limited number of suppliers and manufacturers, and in some cases only a single supplier for some components, for the manufacture and supply of its charging stations. Peerless-AV, which assembles Volta’s charging stations, located in Aurora, Illinois, was Volta’s principal supplier for the three months ended March 31, 2022, accounting for 56.5% of Volta’s supply-related expenditures for such periods, respectively. For the three months ended March 31, 2022, no other supplier or manufacturer for the supply or manufacture of Volta’s charging stations accounted for greater than approximately 10% of Volta's supply-related expenditures for the applicable period see also "Information About Volta — COVID-19 Impact." This reliance on a limited number of suppliers and manufacturers, including those that are early stage companies that may face challenges in maintaining their existing operations, increases Volta’s risk of supply failure or interruption, since it may not have proven reliable alternative or replacement suppliers or manufacturers beyond these key parties. Moreover, volatile economic conditions may make it more likely that our suppliers and manufacturers may be unable to deliver supplies timely, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. In addition, international supply chains may be impacted by events outside of our control, including but not limited to the COVID-19 pandemic or the current conflict between Russia and Ukraine, and limit our ability to procure timely delivery of supplies or finished goods and services. In the event of interruption, it may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. In addition, if certain components are only available from a single supplier that experiences a supply interruption or ceases operations, compatible replacement components may not be available at reasonable prices or at all, requiring Volta to redesign its EV charging stations for compatibility with available replacement components. Thus, Volta’s business could be adversely affected if one or more of its suppliers or manufacturers is impacted by any interruption at a particular location or if any such suppliers or manufacturers that are early stage companies are not able to continue in operation. In addition, supply chain disruptions may also negatively affect its media revenue potential, through a delay in its ability to deploy stations or a reduction of advertising spend by advertising partners, such as automobile manufacturers, who may experience supply chain disruptions as well.

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

Volta’s business is subject to risks associated with construction, cost overruns and delays, under insured or insolvent contractors and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as Volta expands the scope of such services with other parties.

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

Accidents or damage to charging equipment or components arising from the installation process could also cause additional delays and result in liability or claims against Volta or its site hosts. Damage to property or other utilities, such as water pipes, electrical cables, gas lines or other infrastructure, whether resulting from Volta’s installation efforts or external factors (such as weather damage) during the course of the installation process, could also lead to explosion risk or other damage to the host site, any of which may not be covered by insurance fully or at all, and could lead to further delays and liability, as well as reputational harm for Volta, which could reduce future demand for Volta’s charging stations and related services. Meaningful delays or cost overruns caused by Volta’s vendor supply chains, contractors, or inability of local utilities and approving agencies to cope with the level of activity may also impact Volta’s ability to obtain or recognize revenue from its EV charging stations, including revenue from the sale of advertising on its charging stations, and/or impact Volta’s relationships with its site hosts and advertising partners, either of which could impact Volta’s business and profitability.

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

Volta faces risks related to natural disasters and health pandemics, which could have a material adverse effect on its business and results of operations. For example, impacts to Volta’s business as a result of the ongoing COVID-19 pandemic included slow-down of permitting and construction activities during shutdowns, shutdowns of some properties where Volta’s stations are located, drop off in advertising spend, shut-down of offices and a transition to remote work forces, impacting revenue potential and usage.

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

Further, the change in driver behavior resulting from the prolonged COVID-19 shut-downs has also impacted advertising spend, particularly for outdoor digital displays such as those on Volta’s charging stations, and has and may continue to result in decreased advertising revenue for Volta. Such changes in driver behavior and the continuing uncertainty as to when and to what extent normal economic and operating activities will resume may also adversely affect Volta’s ability to generate revenue, secure new site locations with existing business partners and secure new real estate and retail partners and site hosts with national and regional multi-site portfolios of commercial and retail properties as such prospective partners continue to evaluate the impact of the COVID-19 pandemic on their businesses and any resulting changes in their business models. In addition, COVID-19 has also disrupted the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers and has led to a decrease in vehicle sales, including EV sales, in markets around the world. Any sustained downturn in demand for EVs or continued impact on driver behavior, including a failure of drivers to return to pre-pandemic retail purchasing and transit behaviors or of employers to fully return to in-person workplace activities, could harm Volta’s business and negatively impact the growth of its charging network.

The pandemic has resulted in government authorities implementing numerous measures to try to contain COVID-19, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shut-downs. These measures adversely impacted Volta’s employees and operations and the operations of its site hosts, suppliers, vendors and business partners and negatively impacted demand for EV charging. In addition, the shut-down of government offices in the markets in which Volta operates resulted in a slow-down in permitting and construction activities and delayed the installation of new chargers, which may negatively impact Volta’s relationships with its site hosts and have an adverse effect on Volta’s ability to generate revenue from such charging stations. These measures by government authorities may be reinstated or remain in place and may continue to adversely affect Volta’s site development and charger installation plans, sales, marketing and advertising-delivery activities, business and results of operations.

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

The extent to which the COVID-19 pandemic impacts Volta’s business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread and severity of the pandemic, the actions to contain COVID-19 or treat its impact or the impact of any COVID-19 variants, and when and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of site hosts, contractors, suppliers, vendors, permitting agencies, utilities and business partners to perform, including third-party suppliers’ ability to provide components and materials used in charging stations or in providing installation or maintenance services. If Volta is not able to obtain needed components and materials for the manufacture and installation of its charging stations, or if any of its key suppliers and manufacturers are not able to continue in operation as a result of the COVID-19 pandemic, Volta’s business would be adversely affected. Volta relies on a limited number of suppliers and manufacturers for the manufacture and supply of Volta’s charging stations, some of which are also early stage companies. A loss of any of these partners or defects in or failure of the products with which they supply Volta could negatively affect Volta’s business." Even after the COVID-19 pandemic subsides, Volta may continue to experience an adverse impact to its business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in customer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses, could each have a material adverse effect on the demand for Volta’s products and services.

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

Volta’s success depends on the continuing services of key employees, including members of its management team. The loss of any of these individuals could have a material adverse effect on Volta’s business, financial condition and results of operations. Volta’s success also depends, in part, on its continuing ability to identify, hire, attract, train and develop and retain highly qualified personnel. The inability to do so effectively would adversely affect its business. Competition for employees can be intense, particularly in the San Francisco Bay Area where Volta is headquartered, and the ability to attract, hire and retain them depends on Volta’s ability to provide competitive compensation. In addition, Volta competes for qualified personnel with its other competitors in the EV charging industry, who may seek to hire Volta’s employees from time to time due to their industry expertise. Volta may not be able to attract, assimilate, develop or retain qualified personnel in the future, and failure to do so could adversely affect its business, including its growth prospects and ability to expand into new markets and geographies. See also "— Failure to effectively expand Volta’s sales, marketing and operational team could harm its ability to grow its business and strategic partnerships and achieve broader market acceptance of its products and services."

Any continued expansion by Volta into international markets will expose it to additional tax, compliance, market and other risks and there can be no assurance that any such expansion will be successful.

Although Volta’s primary operations are currently in the United States, Volta’s strategy includes the continued expansion of its business into international markets, including countries in addition to Germany and France in the European Union ("EU") and potential other markets in North America, and Volta may develop further contractual relationships with parts and manufacturing suppliers outside of the U.S. See also "-The use of suppliers and manufacturers outside of the United States creates additional operational and financial risks for Volta’s business." As Volta expands its operations in Europe and if Volta elects to expand into any other international markets, managing this expansion will require additional resources and controls, the recruiting and hiring of critical personnel and development of local infrastructure, identification of key business partners and site hosts and competition with existing participants in the local EV charging markets, which may be well established at the time of Volta’s entry. Volta’s international expansion could also subject it to risks associated with international operations, including:

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
•differing levels of demand among prospective site hosts and advertising partners;
•compliance with local restrictions and regulations on outdoor digital displays, including advertising and location-based restrictions that may impact the placement of Volta’s advertising-driven charging stations or Volta’s ability to engage with local advertising partners;
•compliance with multiple, potentially conflicting and changing governmental laws, regulations, certifications and permitting processes including environmental, banking, employment, tax, information security, privacy and data protection laws and regulations such as the EU General Data Protection Regulation ("GDPR"), national legislation implementing the same and changing requirements for legally transferring data out of the European Economic Area;
•compliance with U.S. and foreign anti-bribery laws including the Foreign Corrupt Practices Act ("FCPA") and the United Kingdom Anti-Bribery Act;
•conforming products to various international regulatory and safety requirements as well as charging and other electric infrastructures;
•difficulties in collecting payments in foreign currencies and associated foreign currency exposure, which may result in losses from remeasurement;
•restrictions on repatriation of earnings;
•difficulties in translating foreign-currency denominated financial results into Volta’s condensed consolidated financial statements, which may result in losses from translation;
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

Further, international sales entail a variety of risks, including currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which Volta sells its products and services, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws. In particular, in February 2022, armed conflict escalated between Russia and Ukraine. The EU and other governments in jurisdictions in which we plan to operate in have imposed severe sanctions and export controls against Russia and Russian interests, and have threatened additional sanctions and controls. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, greater regional instability, geopolitical shifts and other adverse effects on macroeconomic conditions, currency exchange rates, supply chains and financial markets.

Volta’s management has limited experience in operating a public company.

Many Volta executive officers have limited experience in the management of a publicly-traded company. The management team may not successfully or effectively manage the transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the company’s operations. Volta may not have adequate personnel with the appropriate level of knowledge, experience and training in accounting policies, compliance practices or internal controls required of public companies. The development and implementation of the standards and controls and the hiring of experienced personnel necessary to achieve the level of accounting standards required of a public company may require expenditures greater than expected, and a delay could impact Volta’s ability or prevent it from accurately and timely reporting its operating results, (for example, the restatement of the financial statements for the period ended September 30, 2021 in March 2022), timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). Volta has and will continue to need to expand its employee base and hire additional employees to support its operations as a public company, which will increase its operating costs in future periods. See also "— Failure to build Volta’s finance infrastructure and improve its accounting systems and controls could impair Volta’s ability to comply with the financial reporting and internal controls requirements for publicly traded companies."

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

Volta has identified material weaknesses in its internal controls over financial reporting. If Volta is unable to remediate these material weaknesses, or if Volta identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of Volta’s condensed consolidated financial statements or cause Volta to fail to meet its periodic reporting obligations.

As Volta qualifies as an Emerging Growth Company, the exclusion of management’s attestation on internal control over financial reporting is permitted (see Item 9A Controls and Procedures).

In connection with the preparation and audit of Volta’s condensed consolidated financial statements for the years ended December 31, 2021 and 2020, material weaknesses were identified in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Volta’s annual or interim financial statements will not be prevented or detected on a timely basis. The following deficiencies in internal control over financial reporting were identified as material weaknesses:

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

The material weaknesses could result in a misstatement of substantially all of Volta's accounts or disclosures and did result in a material misstatement to the interim condensed consolidated financial statements causing Volta to file an amended Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2021 and could result in additional material misstatements to the interim or annual consolidated financial statements that have not been prevented or detected. We have concluded that these material weaknesses arose because, as a recently private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

Volta has begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls.

In order to maintain and improve the effectiveness of its internal control over financial reporting, Volta has expended, and anticipates that Volta will continue to expend, significant resources, including accounting-related costs and significant management oversight. Volta’s independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after it is no longer an "emerging growth company" as defined in the JOBS Act. At such time, Volta’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which its internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect the business and operating results of the Company and could cause a decline in the price of Volta Class A common stock.

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

Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertain and rapidly changing projections of the severity, magnitude and duration of the COVID-19 pandemic, as well as changing projections as to EV adoption rates. The estimates and forecasts included in this report relating to the size and expected growth of the target market, market demand, EV adoption across individual market verticals and use cases, advertising demand, ability of charging infrastructure to address charging demand and related pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity for EV charging throughput or Volta market share capture are difficult to predict. The estimated addressable markets may not materialize in the time frame of the projections included herein, if ever, and even if the markets meet the size estimates and growth estimates presented in this report, Volta’s business could fail to grow at similar rates. Alternatively, estimated addressable markets may exceed Volta's forecasts and Volta may be unable to meet demand and face competition from companies with greater access to capital and other resources.

Volta’s charging stations are often located in outdoor areas that are publicly accessible and may be exposed to weather-related damage, inadvertent accidents or vandalism or misuse by drivers or other individuals, which could increase Volta’s replacement and maintenance costs.

Volta’s EV chargers are typically located in publicly accessible outdoor areas and may be subject to damage from a number of sources. Volta’s chargers are subject to exposure to the elements and weather-related impacts and wear and tear, as well as the risk of inadvertent or accidental damage by drivers or from other vehicles, including due to vehicle collisions or charger misuse. Volta’s charging stations may also be exposed to intentional damage and abuse, including vandalism or other intentional property damage, any of which would increase wear and tear of the charging equipment and could result in such equipment being irreparably damaged or destroyed. Such damage or increased wear and tear could shorten the usable lifespan of the chargers and require Volta to increase its spending on replacement and maintenance costs, and could result in site hosts reconsidering the value of hosting Volta EV charging stations at their sites. In addition, the cost of any such damage may not be covered by Volta’s insurance in full or at all and, in the event of repeated damage to Volta’s charging equipment, Volta’s insurance premiums could increase and it could be subject to additional insurance costs or may not be able to obtain insurance at all, any of which could have an adverse effect on its business. See also "— Volta maintains certain levels of insurance; Volta may, however, face claims from time to time that could exceed its insurance coverage or not fall within its coverage."

Volta is dependent upon the availability of electricity at its current and future charging sites or upon the installation of new electricity service at host sites by utilities. Cost increases, delays, new or increased taxation and/or other restrictions on the availability or cost of electricity could adversely affect Volta’s business, financial condition and results of operations.

The operation and development of Volta’s charging network is dependent upon the availability of electricity at its charging sites at a reasonable cost, which is beyond its control, and upon the installation of new electricity service at host sites by utilities. The development of Volta's charging network is also dependent on electrical grid capacity. If electrical grid capacity for new projects is unavailable or delayed, it could delay or constrain the growth of Volta's charging network. Volta’s charging sites, including those using existing site electricity and those for which new electricity service is being installed, are affected by problems accessing electricity sources, such as planned or unplanned power outages. In recent years, shortages of electricity have resulted in increased costs to users and interruptions in service. For example, California has experienced rolling blackouts due to excessive demands on the electrical grid or as precautionary measures against the risk of wildfire, Texas recently experienced widespread outages, rolling blackouts and electricity price spikes arising from cold weather conditions and other markets in which Volta operates can experience significant power outages from time to time. Climate change may increase the frequency of such weather-related energy security issues. In the event of a power outage or shortage, Volta will typically be dependent on the utility company and/or the site host to restore power or provide power at a reasonable cost. In addition, if Volta’s EV charging stations are not able to deliver charging to drivers due to problems with availability of electricity, equipment failure or otherwise, drivers will not be able to charge their EVs at Volta’s EV charging stations and Volta may be unable to meet its contractual commitments, including to its advertising partners (for example, if charging station displays are not operational). Any power outage, particularly any prolonged power outage, could result in drivers losing confidence in EV charging, dissatisfaction among Volta’s site hosts and advertising partners and adversely affect Volta’s business, financial condition and results of operations.

In addition, changes in utility electricity pricing, new and restrictive constructs from regulations or additional taxation applicable to electricity pricing, or changes to, or to the interpretation of, existing governmental laws relating to electricity pricing or availability, may adversely impact future operating results. For example, Volta currently provides free EV charging to drivers as part of its business model. If the free charging offered by Volta were to become subject to taxation due to the implementation of new laws or regulations or changes in interpretation of existing laws or regulations, Volta’s revenues would be adversely affected. As Volta further deploys its paid charging features and services, pricing restrictions may also limit its ability to implement its desired pricing schemes or may intensify competitive pressures on the electricity pricing Volta can offer. Alternatively, if Volta’s EV charging stations, and in particular its DCFCs, experience high utilization, Volta may become subject to "demand charges" on the electricity it provides to drivers under existing commercial utility rate structures, and the demand charges may be substantial.

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

Volta maintains insurance policies for its charging stations and its corporate assets. This insurance coverage protects Volta in the event it suffers losses resulting from negligence, theft, fraud or other similar events or from business interruptions caused by such events. Volta may be subject to claims that users of its charging stations have been injured or harmed by or while using its products, including false claims or erroneous reports relating to safety, security or privacy issues, or that personal property has been damaged by or as a result of use of its charging stations. See also "— Risks Related to Volta’s Technology, Intellectual Property and Infrastructure — Volta’s charging stations and mobile application platform could contain undetected defects, errors or bugs in hardware or software and, as an emerging technology, the full operating life of the equipment in Volta’s charging stations is not fully known and may malfunction through repeated use, any of which could result in property damage or bodily injury. If any of Volta’s or its competitors’ charging stations cause property damage or bodily injury, whether as the result of operator misuse, defect, malfunction or otherwise, the public may develop a negative perception of EVs, EV charging, or Volta and its brand image, which would adversely affect Volta’s business, financial condition and results of operations." Although Volta maintains insurance to help protect it from the risk of such claims, such insurance may not be sufficient or may not apply to all situations. Further, Volta’s insurance claims could be denied for various reasons, causing Volta to bear the full cost of any losses or liabilities. In addition, Volta maintains insurance policies for its directors and officers. However, such insurance is significantly costly and may not be sufficient or adequately cover potential losses and may also be subject to denial of claims.

Changes in consumer behavior, such as a continuation or acceleration of the transition from place-based to online commerce, could adversely affect Volta’s business, financial condition and results of operations.

Though Volta partners with a wide array of site partners in industries and locations to install its stations, many of Volta’s site partners are retail centers and grocery stores. If place-based commerce continues to move online or is outsourced, including through online shopping, video streaming sites, and app-based delivery services, it could result in decreased foot traffic at, reduced operating hours at, or closure of such sites and a corresponding decline in demand for paid advertising space on Volta charging digital displays, which could adversely affect Volta’s business, financial condition and results of operations.

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

If the market for EVs develops more slowly than expected, or if demand for EVs decreases or if any of the above cause or contribute to automakers reducing the availability of EV models or cause or contribute to drivers or businesses no longer purchasing EVs or purchasing fewer of them, Volta’s growth could be reduced and its business, prospects, financial condition and results of operations could be adversely affected. Alternatively, if the market develops faster than expects, Volta may be unable to meet increased demands for changing infrastructure and fall behind better funded competitors with access to greater resources, including a lager workforce, which could result in an adverse effect on Volta's growth, business, prospects, financial condition and results or operations. The market for EVs could be affected by numerous factors, such as:

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

The U.S. federal government some state and local governments and international governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective costs associated with EVs and EV charging stations. However, these incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as a matter of regulatory or legislative policy. Any reduction in rebates, tax credits or other financial incentives could negatively affect the EV market and adversely impact demand for EVs and EV charging stations, which could adversely affect Volta’s business, financial condition, results of operations and expansion potential.

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

Volta cannot guarantee that any new EV charging stations it develops will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new charging stations that appeal to Volta’s site hosts and advertising partners and meet driver demand could damage Volta’s relationships with its business partners and lead them to seek alternative products or services. Delays in introducing new products and innovations or the failure to offer innovative products or services at competitive prices may cause existing and potential business partners and drivers to use Volta’s competitors’ products or services.

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

Volta is developing and operating in an emerging technology sector and the operating life of its charging station equipment and technologies is not fully known. Volta’s charging stations could contain undetected defects, errors or bugs in hardware or software or could malfunction through repeated use, exposure to the elements, vandalism or misuse or the passage of time, any of which could result in property damage or bodily injury. See also "— Risks Related to Volta’s Business — Volta’s charging stations are often located in outdoor areas that are publicly accessible and may be exposed to weather-related damage, inadvertent accidents or vandalism or misuse by drivers or other individuals, which could increase Volta’s replacement and maintenance costs." If any of Volta’s charging stations cause property damage or bodily injury, whether due to undetected defects, errors or bugs or external circumstances, Volta may be subject to legal claims by site hosts and/or drivers that use its charging stations and its brand and reputation could be adversely affected, which could adversely affect its business, financial condition and results of operations. In addition, if any EV charging stations owned or operated by Volta’s competitors cause property damage or bodily injury, the public may develop a negative perception of EVs and the EV charging industry generally, which could adversely affect Volta’s brand and reputation even if the incident was not related to Volta’s products or services.

If Volta is subject to claims that its charging stations have malfunctioned and persons were injured or purported to be injured, any insurance that Volta carries may not be sufficient or may not apply to all situations to cover all expenses arising from or in connection with such claims. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, or third-party installers, such vendors may not assume responsibility for such malfunctions. Further, Volta relies on some single source suppliers and manufacturers, some of which are also early stage companies, the unavailability or failure of which can pose risks to supply chain or product shipping situations. See “— Risks Related to Volta’s Business — Volta relies on a limited number of suppliers and manufacturers for the manufacture and supply of Volta’s charging stations, some of which are also early stage companies. A loss of any of these partners or defects in or failure of the products with which they supply Volta could negatively affect Volta’s business.” If such malfunctions or injuries arise from components sourced from such suppliers or manufacturers, such suppliers or manufacturers may not have the financial capability to address their responsibility for any such malfunctions. In addition, Volta’s site hosts could be subjected to claims as a result of such incidents and may bring legal claims against Volta to attempt to hold it liable. Any of these events could adversely affect Volta’s brand, relationships with its site hosts and advertising partners, its reputation with drivers and its business, financial condition and results of operations.

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
•negative publicity and reputational harm, including with drivers that use Volta’s charging stations, leading to decreased demand for its products and services among its site hosts and advertising partners;
•sales credits or refunds;
•exposure of confidential, personal or proprietary information;
•diversion of development and customer service resources;
•breach of warranty claims;
•legal claims under applicable laws, rules and regulations; and
•the expense and risk of litigation.

Volta also faces the risk that any contractual protections it seeks to include in its agreements with site hosts, construction partners, advertising partners, suppliers and manufacturers are rejected, not implemented uniformly or may not fully or effectively protect from claims by such business partners or other third parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims, or cover only a portion of such claims. A successful product liability, warranty or other similar claim could have an adverse effect on Volta’s business, financial condition and results of operations. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm.

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

Computer malware, viruses, physical or electronic break-ins and similar disruptions in Volta’s EV charging stations, ad servers or internal systems could lead to interruption and delays in Volta’s services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking, phishing attacks or denial of service, against online networks have become more prevalent and may occur on Volta’s systems. Volta’s media-enabled EV charging stations also contain digital displays and some contain cameras that may be susceptible to security breaches, cyber-attacks and hacking. In addition, as Volta continues to implement payment card processing capabilities in its mobile application and charging stations, it may collect additional sensitive data that could be subject to data breach or targeting by bad actors. Any attempts by cyber attackers to disrupt Volta’s services or systems or to access and disrupt the operation of its EV charging stations, including by broadcasting advertising that may be deemed offensive or inappropriate or accessing and collecting charging station camera footage, if successful, could harm its business, introduce liability to data subjects, result in lawsuits or claims against Volta, result in the misappropriation of funds, be expensive to remedy, damage its reputation or brand and adversely affect its relationships with its site hosts, advertising partners, the payment card industry and drivers that use Volta’s charging stations. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. Even with the security measures implemented by Volta that are designed to detect and protect against cyber-attacks, and any additional measures Volta may implement or adopt in the future, Volta’s facilities and systems, and those of Volta’s EV charging stations and third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism or other events. Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and Volta may not be able to cause the implementation or enforcement of such prevention with respect to its third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure, including on Volta’s charging stations, may, in addition to other losses, harm Volta’s reputation, brand and ability to attract customers. Our facilities may also be vulnerable to security incidents or security attacks, acts of violence, vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems, and our customer's or employee's data.

Volta has and may in the future experience service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. Volta relies on carrier networks to support reliable operation, management and maintenance of its charger network, and charging session management and driver authentication depend, and payment processing will depend, on reliable connections with wireless communications networks. As a result, Volta’s operations depend on a handful of public carriers and are exposed to disruptions related to network outages and other communications issues on the carrier networks. See "— Risks Related to Volta’s Technology, Intellectual Property and Infrastructure — Interruptions, delays in service or inability to increase capacity with Volta’s cloud service providers could impair the use or functionality of Volta’s EV charging stations and other services, harm its business and subject it to liability." If Volta’s EV charging stations or mobile application platform are unavailable when drivers attempt to access EV charging, they may seek other charging options from Volta’s competitors, which could reduce demand for its solutions from its site hosts and advertising partners.

There are several factors ranging from human error to data corruption that could materially impact the efficacy of any processes and procedures designed to enable Volta to recover from a disaster or catastrophe, including by lengthening the time services are partially or fully unavailable. For example, Volta relies on a centralized ad server for purposes of delivering its advertising across its EV charging network. A disruption of Volta’s ad server due to cyber-attack, human error, natural catastrophe or otherwise could result in Volta being unable to meet its obligations to its advertising partners, resulting in significant loss of revenue and reputational harm with Volta’s business partners. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular cyber-attack, disaster or catastrophe or other disruption, especially during peak periods, which could cause additional reputational damages, or loss of revenues, any of which could adversely affect Volta’s business, financial condition and results of operations.

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

Despite the security measures Volta has in place, its EV charging stations, facilities, computing equipment (including laptops and tablets) and systems, and those of third parties with which Volta does business, may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events, and there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this type of confidential information and personal data. See also "— Computer malware, viruses, ransomware, hacking, phishing attacks and other network disruptions could result in security and privacy breaches, loss of proprietary information and interruption in service, which would harm Volta’s business."

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

In addition, automobile manufacturers, such as Tesla, may choose to develop and promulgate their own proprietary charging standards and systems, which could lock out competitors’ EV charging stations from being compatible with Tesla’s or such other automobile manufacturers’ vehicles, or to use their size and market position to influence the market, which could limit Volta’s market and ability to provide charging to drivers that use such EVs, negatively impacting its business. The charging stations developed by Tesla and such other automobile manufacturers may still be able to service other models of EVs, which could impact site host demand for Volta charging stations and, as a result, impact advertising partner demand for Volta’s advertising services.

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

Volta currently serves its business partners and drivers using third-party cloud service providers, primarily Amazon Web Services and Google, as well as others. Any outage or failure of such cloud services could negatively affect Volta’s product connectivity and performance, including the ad server that delivers Volta’s advertising across all of its EV charging stations. Further, Volta depends on connectivity from its charging stations to its data network through cellular service and virtual private networking providers, such as AT&T and Verizon. Any incident affecting a cloud service provider’s network or a cellular and/or virtual private networking services provider’s infrastructure or operations, whether caused by fire, flood, storm, earthquake, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events could negatively affect the use, functionality or availability of Volta’s EV charging stations and services.

Any damage to, or failure of, Volta’s systems, or those of its third-party cloud service providers, could interrupt or hinder the use or functionality of its services, including its ability to meet obligations to its advertising partners and deliver advertising across its EV charging network. Impairment of or interruptions in Volta’s ability to deliver advertising or in the operation of its mobile application or charging stations may reduce revenue, subject it to claims and litigation and adversely affect its ability to attract new advertising partners and site hosts. Volta’s business will also be harmed if its business partners and drivers that use its charging stations believe its products and services are unreliable.

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

Customer-Related Risks

The continuing shift in Volta’s business model from free EV charging to include pay-for-use charging and the requirement of mobile check-ins may impact Volta’s ability to retain driver interest in its charging stations and adversely affect advertising partner and site host demand.

Volta currently offers sponsored charging on most of its EV charging stations, which results in free electricity for drivers. As Volta’s EV charging network and business model continue to expand and evolve, Volta intends to introduce paid charging services on more of its charging stations in the future, as well as idle fees for EVs that remain connected to a charging station beyond a specified period of time after charging is complete. When Volta switches from providing sponsored EV charging to including a pay-for-use charging model, it may lose market share with drivers who have become accustomed to Volta’s free-to-driver sponsored charging and do not wish to use paid charging services, or prefer the paid charging services of Volta’s competitors. In addition, Volta does not currently require drivers to check in on its mobile application in order to use its EV charging stations but intends to require this in the near future. This requirement may cost Volta market share with drivers who have become accustomed to charging without checking in. The anticipated transition to including a paid charging model, as well as the implementation of mobile check-in features, if they prove to be unpopular with drivers, may also result in reduced demand for Volta’s charging stations from its site partners, if site hosts believe the shift will lead to decreased utilization of Volta charging stations by drivers and lower driver engagement at their sites. Further, if Volta is not able to successfully integrate its anticipated payment processing or check-in features into its mobile application platform, either at all or without errors or defects, or such features do not operate reliably or in a manner that is convenient and easy to use, drivers may consider Volta’s charging services to be unreliable or undesirable and may elect to use competitors’ chargers. See also "— Risks Related to Volta’s Technology, Intellectual Property and Infrastructure — Computer malware, viruses, ransomware, hacking, phishing attacks and other network disruptions could result in security and privacy breaches, loss of proprietary information and interruption in service, which would harm Volta’s business."

The transition to including a pay-for-use charging model also subjects Volta to additional regulatory and payment card industry requirements associated with its payment model, which requires it to implement additional changes to its EV charging stations and may impact the price at which it is able to provide EV charging to drivers, further impacting demand for charging on Volta’s charging stations. Any decrease in driver demand for Volta’s EV charging stations may impact demand for its charging stations among site hosts, and Volta’s inability to expand its charging station footprint in existing and new markets may have an adverse impact on its ability to generate and grow advertising revenue from its charging network. If Volta is not able to appropriately market its new charging station payment and check-in features and to continue to retain and enhance its brand and reputation among business partners and drivers, its brand and reputation could be harmed and its business, financial condition and results of operations could be adversely affected.

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

Volta may be unable to collect and leverage customer data in all geographic locations, and this limitation may impact research and development, advertising sales, partnership relations and operations.

Volta relies on data collected through its EV charging stations and/or its mobile application. Volta uses this data in connection with the research, development and analysis of its technologies, creating and delivering value-add customer services, including the predictive software offering it licenses to certain utilities, and in assessing future charger locations as well as charging site capacities and utilization. Volta’s inability to obtain necessary rights to use this data or freely transfer this data could result in delays or otherwise negatively impact Volta’s research and development and expansion efforts and limit Volta’s ability to derive revenues from its advertising or other value-add customer services. For instance, user privacy regulations may limit Volta’s ability to make intelligent, data driven business decisions, conduct microtargeting marketing strategies for charger station placement and advertising revenue generation or provide other microtargeting based offerings to Volta’s advertising partners, site hosts and other business partners.

Volta’s success in the licensing of its PredictEVTM tool as a SaaS offering will depend on its ability to attract new licensing customers and retain existing licensing customers. If Volta’s licensing customers do not renew their subscriptions or if Volta fails to attract new licensing customers, Volta’s business, financial condition and results of operations may be adversely affected.

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

U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC"), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change.

Risks Related to Legal Matters and Regulations

Government regulation of outdoor media may restrict Volta’s advertising activities.

U.S. federal, state and local applicable international laws have a significant impact on the outdoor media industry and may have an impact on Volta’s advertising activities. Construction, repair, maintenance, lighting, upgrading, height, size, spacing, the location and permitting of outdoor digital displays and the use of new technologies for changeable displays, such as digital displays, may be regulated by governments, and, from time to time, governments have prohibited or significantly limited the construction of new outdoor media displays or structures. Since digital displays have been developed and introduced relatively recently into the market on a large scale, existing regulations that currently do not apply to them by their terms could be revised or new regulations could be enacted to impose greater restrictions on digital displays due to alleged concerns over aesthetics or driver safety, which could make it more difficult for Volta to expand its advertising-driven EV charging stations to new locations and markets or could require Volta to remove display-enabled stations from existing installed locations. In addition, Volta’s failure to comply with these or any future regulations that become applicable to its digital displays could have an adverse impact on the effectiveness of its displays or their attractiveness to Volta’s business partners as a media medium. As a result, Volta’s business, financial condition and results of operations could be adversely affected.

Further, a number of state and local governments have implemented or initiated taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. Several jurisdictions have imposed such taxes as a percentage of outdoor media revenue generated in that jurisdiction or based on the size and type of display technology. Volta expects various jurisdictions to continue to try to impose such taxes as a way of increasing revenue. The increased imposition of these measures or their application to Volta’s digital displays, and Volta’s inability to overcome any such measures, could reduce its operating income if those outcomes result in restrictions on the use of preexisting displays or limit Volta’s ability to expand its advertising-driven EV charging stations to new sites and markets. Changes in laws and regulations affecting outdoor media or digital displays, or changes in the interpretation of those laws and regulations, at any level of government, could have a significant financial impact on Volta by requiring Volta to make significant expenditures to ensure compliance or otherwise limiting or restricting its advertising sales activities and could have an adverse effect on Volta’s business, financial condition and results of operations.

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

Additionally, existing laws, regulations, standards and other obligations may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure and transfer for Volta and its commercial partners. For example, California adopted the California Consumer Privacy Protection Act (the "CCPA") and the California State Attorney General has begun enforcement actions against various parties alleged to have failed to comply with the CCPA. Furthermore, the E.U. adopted the GDPR in 2016, and it became effective in May 2018. The GDPR establishes requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20 million or 4.0% of worldwide revenue. The EU and the United States agreed in 2016 to the EU-US Privacy Shield Framework, which provided one mechanism for lawful cross-border transfers of personal data between the EU and the United States. However, the Court of Justice of the EU issued a decision on July 16, 2020 invalidating the EU-US Privacy Shield Framework, thereby creating additional legal risk for Volta. In addition, the other bases on which Volta and its partners may rely for the transfer of personal data across national borders, such as the Standard Contractual Clauses promulgated by the EU Commission Decision 2010/87/EU, commonly referred to as the Model Clauses, continue to be subjected to regulatory and judicial scrutiny.

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

Volta currently relies on third parties to ensure compliance with certain environmental laws, including those related to the disposal of hazardous and non-hazardous wastes, to include end-of-life disposal or recycling. Any failure to properly handle or dispose of such wastes, regardless of whether such failure is Volta’s or its contractors, may result in liability under environmental laws, including, but not limited to, CERCLA, under which liability may be imposed, without regard to fault or degree of contribution, for the investigation and clean-up of contaminated sites as well as impacts to human health and damages to natural resources. The costs of liability with respect to contamination could have a material adverse effect on Volta’s business, financial condition or results of operations. Additionally, Volta may not be able to secure contracts with third parties and contractors to continue their key supply chain and disposal services for its business, which may result in increased costs for compliance with environmental laws and regulations.

Separately, Volta and its operations are subject to an increasing number of laws and regulations regarding Environmental, Social and Governance ("ESG") matters. For example, in the U.S. the FTC has published guidance, the FTC "Green Guides," regarding the marketing of products or services as using renewable energy or resulting in carbon offsets. Volta may also be subject to various supply chain requirements regarding, among other things, conflict minerals and labor practices. Volta may be required to incur substantial costs to comply with these requirements, and the failure to comply may result in substantial fines or other penalties that may adversely impact Volta’s business, financial condition or results of operations.

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

As a result of such material weaknesses, such restatement, and other matters raised or that may in the future be raised by the SEC, Volta faces potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in its internal control over financial reporting and the preparation of its financial statements. For example, on each of March 30, 2022 and May 6, 2022, a putative class action complaint was filed against the Company and one of the of the Company’s officers and one of the Company's former officers (collectively, the "Defendants"). in each case, in the United States District Court for the Northern District of California. Each lawsuit alleges that Defendants violated the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding the Company’s business, operations and prospects. Plaintiffs in each complaint seek to represent a class of persons or entities that purchased Volta securities between August 2, 2021 and March 28, 2022. Each complaint seeks unspecified damages, attorneys’ fees, and other costs. While the Company believes that the claims are without merit and it intends to vigorously defend against them, any litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.

Risks Relating to Ownership of our Securities

Volta’s dual class structure may depress the trading price of our Volta Class A common stock.

Volta cannot predict whether its dual class structure will result in a lower or more volatile market price of the Volta Class A or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, pursuant to which companies with multiple classes of shares of are excluded. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of Volta’s may cause stockholder advisory firms to publish negative commentary about Volta’s corporate governance practices or otherwise seek to cause Volta to change its capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of Volta’s corporate governance practices or capital structure could adversely affect the value and trading market of the Volta Class A common stock.

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

The Organizational Documents afford certain rights and powers to the Volta Board that could contribute to the delay or prevention of an acquisition that it deems undesirable. Volta is also subject to Section 203 of the Delaware's General Corporation Law ("DGCL") and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions and terms that have the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of Volta Class A common stock, and could also affect the price that some investors are willing to pay for the Volta Class A common stock. See also "Description of the Securities."

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

For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as Volta) from 21.0% to 26.5%. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect Volta’s business and future profitability.

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

Volta’s operations in international jurisdictions, particularly as a company based in the U.S., creates risks relating to navigating foreign government taxes, regulations, and permits requirements, In the event that Volta's business further expands domestically or internationally, its effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect Volta’s future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) pre-tax operating results of Volta’s business.

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

In general, under Section 382 of the Internal Revenue Cost of 1986, (the "Code", a corporation that undergoes an "ownership change" is subject to limitations on its ability to use its pre-change net operating loss carryforwards ("NOLs") to offset future taxable income. The limitations apply if a corporation undergoes an "ownership change," which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period. If Volta has experienced an ownership change at any time since its incorporation, Volta may be subject to limitations on its ability to utilize its existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in Volta’s stock ownership, which may be outside of Volta’s control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit Volta’s use of accumulated state tax attributes. As a result, even if Volta earns net taxable income in the future, its ability to use its pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to Volta.

Volta received a loan as part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and Volta’s application for such loan could in the future be determined to have been impermissible which could adversely impact its business and reputation.

On April 27, 2020, Volta received a Small Business Administration ("SBA") loan in the amount of $3.2 million with fixed interest of 1.0% per annum as part of the CARES Act (the "PPP Loan"). Although under the CARES Act Volta applied for and was granted forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses, Volta repaid the PPP Loan in full on October 12, 2021.

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

We may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50.0% of the then-outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of shares of Volta Class A common stock purchasable upon exercise of a Public Warrant could be decreased, all without a holder’s approval.

The Public Warrants have been issued in registered form pursuant to an amended and restated warrant agreement, dated August 26, 2021, between Volta, Computershare Inc. and Computershare Trust Company, N.A., collectively as warrant agent (the "A&R Warrant Agreement"). The A&R Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50.0% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50.0% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Volta Class A common stock purchasable upon exercise of a Public Warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Volta Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (a) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (c) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the warrant issued to TortoiseEcofin Borrower, LLC ("Tortoise Borrower") in a private placement simultaneously with the closing of the IPO (the "Private Warrants") will be redeemable by us for cash so long as they are held by the initial purchasers or their permitted transferees.

In addition, we may redeem your warrants after they become exercisable for a number of shares of Volta Class A common stock determined based on the redemption date and the fair market value of the Volta Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are "out-of-the-money," in which case you would lose any potential embedded value from a subsequent increase in the value of the Volta Class A common stock had your warrants remained outstanding.

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
•reduced liquidity for our securities;
•a determination that the Volta Class A common stock is a "penny stock" which will require brokers trading in the Volta Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as "covered securities." Because the Volta Class A common stock and Public Warrants are listed on the NYSE, the Volta Class A common stock and Public Warrants qualify as covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.

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

Sales of a substantial number of the Volta Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Volta Class A common stock. Pursuant to the terms of a letter agreement entered into at the time of the initial public offering of Tortoise Acquisition Corp. II, our predecessor prior to the Closing, and reaffirmed in the Sponsor Letter, the Founder Shares (which converted into shares of Volta Class A common stock in connection with the domestication of Tortoise Acquisition Corp. II in connection with the Closing), as well as shares of Volta Class A common stock held by Volta’s Founders, may not be transferred until the earlier to occur of (a) one year after the Closing or (b) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Volta Class A common stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Volta Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing, the shares of Volta Class A common stock into which the Founder Shares convert, and any Volta securities held by Volta’s Founders, will be released from these transfer restrictions.

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

Additionally, Volta will likely register for resale shares subject to the converted Volta Options and shares under the Volta Option Plan and Volta Founder Plan, as well as shares subject to converted Volta Warrants and shares held by Volta’s affiliates that were subject to a lock-up. The shares of Volta Class A common stock issued to the Historical Rollover Shareholders are subject to certain transfer restrictions following the consummation of the previously announced mergers (the "Reverse Recapitalization"). The sale of a substantial number of shares of Volta Class A common stock after the release of any applicable transfer restrictions or pursuant to a resale registration is likely to have an adverse effect on the trading price of the Volta Class A common stock.

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

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to Volta could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of Volta’s securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

Moreover, a low or declining stock price may make us attractive to hedge funds and other short-term investors which could result in substantial stock price volatility and cause fluctuations in trading volumes for our stock. A relatively low stock price may also cause us to become subject to an unsolicited or hostile acquisition bid which could result in substantial costs and a diversion of management attention and resources. In the event that such a bid is publicly disclosed, it may result in increased speculation and volatility in our stock price even if our board of directors decides not to pursue a transaction.

Activist stockholders may attempt to effect changes at our company, acquire control over our company or seek a sale of our company, which could impact the pursuit of business strategies and adversely affect our results of operations and financial condition.

Our stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to affect changes or acquire control over our company. Campaigns by stockholders to effect changes at public companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of the entire company. For example, an activist investor recently acquired a stake in a company that, like us, went public via a merger with a special purpose acquisition company (a “SPAC”), and recommended that it consider strategic alternatives, including a sale, citing, among other reasons, its recent stock price underperformance and the market’s largely unfavorable view of companies taken public via a SPAC. We could face a similar campaign if the unfavorable view of SPACs continues or if our stock price does not improve. Responding to proxy contests and other actions by activist stockholders can lead to changes in governance and reporting, be extremely costly and time-consuming, divert the attention of our board of directors and senior management from the management of our operations and the pursuit of our business strategies, and impact the manner in which we operate our business in ways in which we cannot currently anticipate. As a result, stockholder campaigns could adversely affect our results of operations and financial condition.

The JOBS Act permits "emerging growth companies" like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors and may make it more difficult to compare performance with other public companies

We qualify as an "emerging growth company" as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our shareholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following September 15, 2025, the fifth anniversary of our public listing, (ii) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of the shares of Volta Class A common stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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
10.1
Settlement and Release Agreement dated March 26, 2022, by and among Scott Mercer, Volta Inc. and Volta Charging Industries, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2023).

10.2
Settlement and Release Agreement dated March 26, 2022, by and among Christopher Wendel, Volta Inc. and Volta Charging Industries, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2023).

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
The following materials from Volta Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Volta Inc.

Date: May 13, 2022	By:	/s/ Brandt Hastings
Brandt Hastings
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Francois P. Chadwick
Francois P. Chadwick
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)