Form 10-Q
period 2022-06-30
Volta Inc.
filed 2022-08-12
CIK 1819584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____

Commission File Number: 001-39508
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 168,475,729 shares of Class A common stock, par value $0.0001 per share, and no shares of Class B common stock, par value $0.0001 per share, outstanding as of August 9, 2022.

Volta Inc.

Volta Inc.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussions in this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve substantial risks and uncertainties. These statements reflect the current views of management with respect to future events and our financial performance. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” "mission," “plans,” "potential," “projects,” “will,” “would” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. Moreover, our forward-looking statements may be affected by known, unknown or currently unforeseen risks, events or circumstances that may be outside our control. Factors that could cause actual results to differ materially from those in the forward-looking statements may include, but are not limited to, the following:
•we have concluded that there is substantial doubt about our ability to continue as a going concern over the next 12 months;
•our ability to raise additional capital on terms acceptable to us, if at all;
•our term loan agreement contains financial maintenance and reporting covenants and other restrictive covenants that we may be unable to comply with;
•our status as an early stage company with a history of losses, and our expectation of incurring significant expenses and losses for the foreseeable future;
•our ability to expand our geographic footprint and to build scalable and robust processes and controls;
•our ability to remediate material weaknesses in our internal controls over financial reporting and maintain an effective system of internal control over financial reporting;
•competition in the electric vehicle ("EV") charging market, and the significant competition that we expect to face as the market for EV charging evolves;
•the expectation that we will invest in growth for the foreseeable future, and our ability to manage growth effectively;
•competition affecting our advertising-delivery activities, and the significant competition that we expect to face as the market for out-of-home and digital display media evolves;
•our dependence on strong relationships with real estate and retail partners to build out our charging network;
•our reliance on a limited number of suppliers and manufacturers for the supply of our charging stations, some of which are also early stage companies;
•risks associated with construction, cost overruns and delays, and other contingencies that may arise in the course of completing installations;
•risks associated with class action lawsuits, stockholder derivative actions and other litigation in which we are, or may become, involved;
•risks related to natural disasters and health pandemics, including any potential future impact of the coronavirus disease (“COVID-19”) pandemic on our business;
•our ability to attract and retain key employees and hire qualified management, technical, engineering and sales personnel, and the ability of new management team members to work together effectively;
•cost increases, delays, new or increased taxation and/or other restrictions on the availability or cost of electricity at our current and future charging sites;
•our ability to shift from free EV charging to pay-for-use charging and requiring mobile check-ins;
•the possibility that our charging stations, mobile application platform and related equipment could contain undetected defects, errors or bugs in hardware or software;
•security and privacy threats, including computer malware, viruses, ransomware, hacking, phishing attacks and other network disruptions;
•our ability to protect our technology and intellectual property from unauthorized use by third parties;
•interruptions, delays in service or inability to increase capacity with our cloud service providers;
•our ability to collect and leverage customer data in all geographic locations;

Volta Inc.
•the impact of, and changes in, government policies, laws and regulations on our business and operations, including government regulation of outdoor media, privacy concerns and laws and environmental, health and safety laws and regulations; and
•our ability to protect our technology and intellectual property from unauthorized use by third parties.
These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2021, as updated in Part II, Item 1A, “Risk Factors” of the Quarterly Report on Form 10-Q for the three months ended March 31, 2022, and in our other filings with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not assume any obligation to update any forward-looking statements, even if new information becomes available in the future.

PART 1 - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Volta Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share amounts and par value)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$105,268	$262,260
Accounts receivable, net of allowance for doubtful accounts of $42 and $0, respectively	18,930	12,587
Inventory	2,345	2,726
Prepaid partnership costs	9,414	8,982
Prepaid expenses and other current assets	12,354	12,091
Total current assets	148,311	298,646

Operating lease right-of-use assets, net	93,608	76,364
Property and equipment, net	166,317	97,728
Restricted cash	3,434	—
Other noncurrent assets	427	321
Intangible assets, net	1,491	643
Goodwill	221	221
Total assets	$413,809	$473,923

Liabilities
Current liabilities:
Accounts payable	39,766	18,461
Accrued expenses and other current liabilities	23,301	20,168
Current portion of operating leases	8,509	5,952
Deferred revenue	12,571	8,450
Term loan payable, net of unamortized issuance costs - current	15,998	15,998
Warrant liabilities	4,221	27,071
Total current liabilities	104,366	96,100

Term loan payable, net of unamortized issuance costs and current term loan payable	15,998	23,997
Noncurrent operating leases	80,467	64,422
Other noncurrent liabilities	8,954	7,268
Total liabilities	$209,785	$191,787
Commitments and contingencies

Stockholders' Equity
Class A and Class B common stock, $0.0001 and $0.001 par value respectively: 400,000,000 (Class A 350,000,000, Class B 50,000,000) shares authorized as of June 30, 2022 and December 31, 2021, respectively; 168,051,969 (Class A 168,051,969, Class B 0) and 162,105,399 (Class A 152,218,214, Class B 9,887,185) shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	17	16
Additional paid-in capital	718,050	710,638
Accumulated other comprehensive income	271	213
Accumulated deficit	(514,314)	(428,731)
Total stockholders’ equity	204,024	282,136
Total liabilities and stockholders’ equity	$413,809	$473,923

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Volta Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenue
Service	$14,791	$6,826	$22,765	$11,057
Product	—	—	275	299
Other	553	117	690	327
Total operating revenue	15,344	6,943	23,730	11,683

Operating Expense
Service costs (exclusive of depreciation and amortization shown below)	9,821	5,131	19,206	9,740
Product costs (exclusive of depreciation and amortization shown below)	—	—	297	352
Selling, general and administrative	43,938	17,352	100,157	78,209
Depreciation and amortization	4,617	2,523	8,312	4,696
Other operating expense	1,352	777	1,678	924
Total operating expense	59,728	25,783	129,650	93,921
Operating Loss	(44,384)	(18,840)	(105,920)	(82,238)

Other (Income) Expense
Interest expense, net	1,199	1,673	2,512	3,333
Other expense, net	—	77	—	278
Change in fair value of warrant liabilities	(8,151)	(30)	(22,851)	(118)
Total other (income) expense	(6,952)	1,720	(20,339)	3,493

Loss Before Income Taxes	(37,432)	(20,560)	(85,581)	(85,731)
Income tax expense	2	24	2	24
Net Loss	$(37,434)	$(20,584)	$(85,583)	$(85,755)

Other Comprehensive Loss
Foreign currency translation adjustment	(30)	—	58	—
Total Comprehensive Loss	$(37,464)	$(20,584)	$(85,525)	$(85,755)

Weighted-average Class A common stock outstanding, basic and diluted	167,240,447	11,192,179	160,477,617	9,592,405
Net loss per share Class A common stock, basic and diluted	$(0.22)	$(1.09)	$(0.50)	$(4.95)
Weighted-average Class B common stock outstanding, basic and diluted	140,369	7,733,885	9,109,265	7,733,885
Net loss per share Class B common stock, basic and diluted	$(0.22)	$(1.09)	$(0.50)	$(4.95)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Volta Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders' (Deficit) Equity
(In thousands)

Three Months Ended June 30, 2022	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	—	$—	162,244	$16	$727,267	$301	$(476,880)	$250,704
Issuance of common stock upon exercise of options	—	—	386	—	229	—	—	229
Stock-based compensation expense	—	—	—	—	6,740	—	—	6,740
Issuance of common stock upon the settlement of vested restricted stock units, net of shares withheld for taxes	—	—	5,343	1	(16,555)	—	—	(16,554)
Issuance of common stock for patent acquisitions	—	—	150	—	369	—	—	369
Forfeiture of shares to settle promissory notes	—	—	(71)	—	—	—	—	—
Other comprehensive gain/loss	—	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	—	—	(37,434)	(37,434)
Balance at June 30, 2022	—	$—	168,052	$17	$718,050	$271	$(514,314)	$204,024

Six Months Ended June 30, 2022	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	162,105	$16	$710,638	$213	$(428,731)	$282,136
Issuance of common stock upon exercise of options	—	—	525	—	373	—	—	373
Stock-based compensation expense	—	—	—	—	23,225	—	—	23,225
Issuance of common stock upon the settlement of vested restricted stock units, net of shares withheld for taxes	—	—	5,343	1	(16,555)	—	—	(16,554)
Issuance of common stock for patent acquisitions	—	—	150	—	369	—	—	369
Forfeiture of shares to settle promissory notes	—	—	(71)	—		—	—	—
Other comprehensive gain/loss	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	(85,583)	(85,583)
Balance at June 30, 2022	—	$—	168,052	$17	$718,050	$271	$(514,314)	$204,024

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Volta Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders' (Deficit) Equity
(In thousands)

Three Months Ended June 30, 2021	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	81,216	$210,030	32,232	$3	$59,615	$—	$(217,307)	$(157,689)
Issuance of common stock upon exercise of options	—	—	384	1	223	—	—	224
Stock-based compensation expense	—	—	—	—	1,282	—	—	1,282
Issuance of common stock upon exercise of warrants - related party	—	—	182	—	1	—	—	1
Issuance of common stock for acquisition of 2Predict	—	—	182	—	1,220	—	—	1,220
Net loss	—	—	—	—	—		(20,584)	(20,584)
Balance at June 30, 2021	81,216	$210,030	32,980	$4	$62,341	$—	$(237,891)	$(175,546)

Six Months Ended June 30, 2021	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	76,494	$182,599	24,696	$1	$13,233	$—	$(152,136)	$(138,902)
Issuance of Series D preferred stock	2,256	13,721	—	—	—	—	—	—
Issuance of Series D preferred stock - related party	2,466	15,000	—	—	—	—	—	—
Issuance costs - Series D	—	(1,290)	—	—	—	—	—	—
Issuance of restricted stock awards - related party	—	—	6,917	1	40,236	—	—	40,237
Issuance of common stock upon exercise of options	—	—	1,003	2	1,087	—	—	1,089
Stock-based compensation expense	—	—	—	—	6,564	—	—	6,564
Issuance of common stock upon exercise of warrants - related party	—	—	182	—	1	—	—	1
Issuance of common stock for acquisition of 2Predict	—	—	182	—	1,220	—	—	1,220
Net loss	—	—	—	—	—	—	(85,755)	(85,755)
Balance at June 30, 2021	81,216	$210,030	32,980	$4	$62,341	$—	$(237,891)	$(175,546)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Volta Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(85,583)	$(85,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in the carrying amount of ROU assets	5,654	1,928
Depreciation and amortization	8,312	4,696
Stock-based compensation, net of amounts capitalized	22,831	46,800
Amortization of debt issuance costs	168	—
Non-cash interest expense	—	167
Revaluation of warrant liabilities to estimated fair value	(22,851)	(118)
Expenses related to invoices in dispute	—	624
Loss on disposal of property and equipment and inventory	2,352	865
Changes in operating assets and liabilities	(4,913)	(15,224)
Net cash used in operating activities	(74,030)	(46,017)

Cash Flows From Investing Activities:
Purchase of property and equipment	(50,725)	(8,403)
Capitalization of internal-use software	(3,249)	(39)
Acquisition of technology patent	(875)	—
Acquisition of 2Predict	—	(200)
Net cash used in investing activities	(54,849)	(8,642)

Cash Flows From Financing Activities:
Due from employees for taxes paid on partial recourse notes	—	(8,340)
Proceeds from issuance of Series D preferred stock	—	28,721
Payments of long term debt	(8,167)	—
Proceeds from exercise of common stock warrants - related party	—	1
Proceeds from exercise of stock options	359	1,088
Taxes paid related to net share settlement of equity awards	(16,554)	—
Payment of issuance costs related to Series D and D-1 preferred stock	—	(1,290)
Payment of financing activity principal	(375)	(296)
Net cash (used in) provided by financing activities	(24,737)	19,884

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	58	—
Net decrease in cash, cash equivalents, and restricted cash	(153,558)	(34,775)
Cash, cash equivalents, and restricted cash at beginning of period	262,260	58,806
Cash, cash equivalents, and restricted cash at end of period	$108,702	$24,031

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$105,268	$24,031
Restricted cash	3,434	—
Total cash, cash equivalents, and restricted cash	$108,702	$24,031

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 - Description of Business

Volta Inc. ("Volta", the "Company", "our", "we", or "its") operates a network of smart media-enabled charging stations for electric vehicles ("EV") across the U.S. and Europe. Revenue is primarily derived by selling paid advertising on our media-enabled charging station network, and installing and maintaining charging stations. The Company is headquartered in San Francisco, California.

On August 26, 2021 ("Closing Date"), Tortoise Acquisition Corp. II ("Tortoise Corp II") consummated a reverse recapitalization (the "Reverse Recapitalization") contemplated by the Business Combination Agreement and Plan of Reorganization, dated as of February 7, 2021 (the "Business Combination Agreement"), by and among Tortoise Corp II, SNPR Merger Sub I, Inc., SNPR Merger Sub II, LLC, and Volta Industries, Inc. (“Legacy Volta”). On the Closing Date, and in connection with the closing contemplated by the Business Combination Agreement (the "Closing"), Tortoise Corp II was renamed Volta Inc. and began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "VLTA". The Company's warrants exercisable for $11.50 per share of Volta's Class A common stock (the "Public Warrants") also trade on the NYSE under the ticker symbol "VLTA WS".

Note 2 - Summary of Significant Accounting Policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Volta and its wholly-owned subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes in the Company's Form 10-K for the year ended December 31, 2021.

The unaudited condensed consolidated financial statements and the accompanying notes have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the results of operations for the periods presented.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Concentration of risk

As of June 30, 2022, two customers accounted for 19.8% and 18.2% of the Company's accounts receivable balance, respectively. As of December 31, 2021, three customers accounted for 30.5%, 22.0% and 18.7% of the Company's accounts receivable balance, respectively. For the three months ended June 30, 2022, three customers accounted for 22.6%, 17.7% and 10.0% of the Company's revenue, respectively. For the six months ended June 30, 2022, two customers accounted for 23.7% and 16.1% of the Company's revenue, respectively. For the three months ended June 30, 2021, three customers accounted for 24.0%, 23.2% and 10.4% of the Company's revenue, respectively. For the six months ended June 30, 2021, four customers accounted for 21.5%, 14.3%, 12.0% and 11.4% of the Company's revenue, respectively. Revenue generated by these customers arises from a portfolio of contracts with multiple, separate, legal entities. The Company mitigates concentration risk as all contracts are executed with these separate, legal entities.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
As of June 30, 2022 and December 31, 2021, no supplier accounted for more than 10.0% of the Company's accounts payable orders. The Company mitigates concentration risk by maintaining contracts and agreements with alternative suppliers and is actively expanding its supplier network.

COVID-19 and supply chain impact

There continues to be widespread impact from the COVID-19 pandemic and the impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets, the global supply chain and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. We have experienced and are experiencing varying levels of inflation resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased raw material and labor costs and other disruptions caused by the COVID-19 pandemic and general global economic conditions. We continue to monitor the ongoing and dynamic impacts of COVID-19, as well as guidance from federal, state and local public health authorities.

Liquidity Concern

The Company's unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management has considered conditions and events which provide substantial doubt about the Company's ability to continue as a going concern over the 12 months following the issuance of the unaudited condensed consolidated financial statements. The Company concluded that there is substantial doubt about the Company's ability to continue as a going concern in the next 12 months based on reasonable information available as of the date of this analysis. No assurances can be provided that additional funding will be available at terms acceptable to the Company, if at all. If the Company is unable to raise additional capital, the Company will need to significantly curtail its operations, modify strategic plans and/or dispose of certain operations or assets.

As of June 30, 2022 the Company had $32.7 million outstanding on a term loan. The term loan agreement requires the Company to be in compliance with certain financial covenants, including maintaining a minimum cash balance and total and average revenue covenants. If the Company does not raise additional capital it is unlikely the financial requirements will be met in future periods and the lenders will have the right to exercise remedies, including an increase in the interest rate by 3.0% per annum, and an option to require repayment of the loan in the event of default. The Company would then be required to reclassify the $16.3 million noncurrent portion of the loan to current. For more information on the term loan agreement, see Note 6 - Debt.

Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU 2019-11, and ASU 2022-02. The guidance amended reporting requirements for credit losses for assets held at amortized cost basis and available-for-sale debt securities. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. ASU 2016-13, as subsequently amended for various technical issues, is effective for smaller reporting companies following private company adoption dates for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years. If the Company were to lose smaller reporting company status during 2022,

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
the standard would be effective immediately. The Company has not yet determined the potential effects of this ASU on its unaudited condensed consolidated financial statements.

Note 3 - Revenue

Disaggregation of revenue

The Company's operations represent a single operating segment based on how the Company and its chief operating decision maker manage the business. The Company disaggregates revenue by major category, as shown below, based on what it believes are the primary economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows from these customer contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Media	$11,221	$6,485	$17,339	$10,014
Network development	3,577	340	5,791	1,341
Charging network operations	370	1	371	1
Network intelligence	176	117	229	327
Total operating revenue	$15,344	$6,943	$23,730	$11,683

Media

Media revenue is generated based on the number of advertising impressions delivered over the contract term, which is typically less than one year. Media revenue is recorded in service revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Network development

Network development revenue is generated from installation and infrastructure development services, operation and maintenance services offered over the contract term and sales of charging stations. Revenue generated through infrastructure development services, installation services, operation and maintenance services and installed infrastructure is recorded in service revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Revenue generated through charging station products is recorded in product revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As the Company continues focusing on generating services revenue, the Company does not expect a material increase in product revenue going forward as it does not constitute the Company's primary revenue generating operations.

In arrangements where the Company pays consideration to a customer for a distinct good or service, the consideration payable to a customer is limited to the fair value of the distinct good or service received by the customer. If the contractual payments for the location lease of this arrangement are in excess of fair value, then the Company will estimate the excess contractual payments over fair value and record that amount as a reduction to the transaction price in the arrangement. The Company reduced the transaction price and recognized consideration payable to a customer of $25.0 thousand and $10.6 thousand for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Charging network operations

Charging network operations revenue is primarily generated by selling regulatory credits or California's Low-Carbon Fuel Standard ("LCFS") credits to other regulated entities and pay-for-use charging. Charging network operations revenue is recorded in other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Revenue from driver charging sessions and charging transaction fees is recognized at the point in time the charging session or transaction is completed. The Company is transitioning to a pay-for-use charging model and charging revenue has been insignificant as of June 30, 2022. Costs associated with charging network operations are comprised of a minor amount of personnel-related costs which are presented in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Network intelligence

Network intelligence revenue is generated through the delivery of Software as a Service ("SaaS") to the customer. Network intelligence revenue is recorded in other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Remaining performance obligations

The transaction price allocated to remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that are expected to be recognized as revenue in future periods and excludes the performance obligations that are subject to cancellation terms. The remaining performance obligations related to advertising services, the sale of media-enabled charging stations, installation services and SaaS are recorded within deferred revenue and other noncurrent liabilities on the accompanying unaudited condensed consolidated balance sheets. The total remaining performance obligations, excluding advertising services contracts that have a duration of one year or less, were $31.5 million and $31.4 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, the Company expects to recognize approximately 47.8% of its remaining performance obligations as revenues in the next twelve months, and the remainder thereafter.

Deferred revenue

The Company recognized $3.3 million and $0.2 million of revenue during the three months ended June 30, 2022 and 2021, respectively, and $5.3 million and $1.0 million during the six months ended June 30, 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of the period. As of June 30, 2022, deferred revenue related to customer payments amounted to $13.7 million, of which $12.6 million is expected to be recognized during the succeeding twelve-month period and is therefore presented as current.

Unbilled receivables

Unbilled receivables result from amounts recognized as revenues but not yet invoiced as of the unaudited condensed consolidated balance sheet date. As of June 30, 2022 and December 31, 2021, the Company had $3.3 million and $0.8 million, respectively, in unbilled receivables which are included in the accounts receivable balance.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 4 - Fair Value Measurements

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis.

(in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
June 30, 2022
Term loan	$31,996	$32,429	$—	$32,429	$—
Public warrants	2,500	2,500	2,500	—	—
Private warrants	1,721	1,721	—	—	1,721
Total	$36,217	$36,650	$2,500	$32,429	$1,721

December 31, 2021
Term loan	$39,995	$41,242	$—	$41,242	$—
Public warrants	16,036	16,036	16,036	—	—
Private warrants	11,036	11,036	—	—	11,036
Total	$67,067	$68,314	$16,036	$41,242	$11,036

There were no transfers of financial instruments between levels of the hierarchy for both the three and six months ended June 30, 2022 and 2021.

Level 2 valuation - senior secured term loan

The Company measures the fair value of the senior secured term loan using discounted cash flows and market-based expectations for credit risk and market risk.

Level 3 valuation - Private Warrants

As of June 30, 2022, the Company has Private Warrants (the “Private Warrants”) measured at fair value on a recurring basis using the Binomial Lattice Model ("BLM"). The BLM's primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Closing and as of subsequent valuation dates was derived from observable Public Warrants pricing. Accordingly, the Private Warrants are classified as Level 3 financial instruments. See Note 7 - Warrants for additional information. The following table provides quantitative information regarding Level 3 Private Warrants fair value measurements inputs at their measurement dates:

	June 30, 2022	December 31, 2021
Expected dividend yield	—%	—%
Risk-free interest rate	2.4%	1.2%
Expected volatility	215.0%	132.5%
Expected term (in years)	4.2	4.5

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
The Private Warrants were valued as of June 30, 2022 using the estimated fair value price of $0.29 per Private Warrant. The changes in the fair value of the Private Warrants were as follows:

(in thousands)	Amount
Balance at December 31, 2021	$11,036
Decrease in fair value of Private Warrants	(9,315)
Balance at June 30, 2022	$1,721

Balance at December 31, 2020	$698
Decrease in fair value of Private Warrants	(118)
Balance at June 30, 2021	$580

Note 5 - Condensed Consolidated Financial Statement Details

Balance Sheet Details

The following tables provide details of selected balance sheet items:

Property and equipment, net:

(in thousands)	June 30, 2022	December 31, 2021
Charging stations and digital media screens	$114,751	$79,104
Construction in progress: stations	67,919	33,434
Capitalized research and development equipment	2,176	2,689
Development in progress: software	3,756	—
Computer and office equipment	1,726	1,545
Leasehold improvements	1,848	856
Capitalized software	888	888
Furniture	229	229
Other fixed assets	4,214	3,736
Total property and equipment	197,507	122,481
Less: accumulated depreciation and amortization	(31,190)	(24,753)
Property and equipment, net	$166,317	$97,728

Construction in progress is composed primarily of charging stations that are pending installation completion. Losses related to abandoned construction in progress and other property and equipment of $2.0 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $2.4 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively, were recognized in other operating expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Intangible assets, net:

	June 30, 2022			December 31, 2021
(in thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patent	$1,244	$—	$1,244	$—	$—	$—
Intellectual property	1,200	953	247	1,200	557	643
	$2,444	$953	$1,491	$1,200	$557	$643

In June 2022, the Company acquired $1.2 million of technology patents which have a useful life of 9 years.

Depreciation and amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Depreciation	$4,418	$2,370	$7,915	$4,543
Intangible amortization	199	153	397	153
Total depreciation and amortization	$4,617	$2,523	$8,312	$4,696

Estimated future amortization expense for intangible assets is as follows:

(in thousands)	June 30, 2022
Remainder of 2022	$316
2023	138
2024	138
2025	138
2026	138
Thereafter	623
Total	$1,491

Accrued expenses and other current liabilities:

(in thousands)	June 30, 2022	December 31, 2021
Charging station expenses	$12,524	$5,393
Employee related expenses	6,238	9,239
Lease incentive liability	1,947	2,354
Severance	1,574	—
Accrued interest	—	1,294
Deposit liability	—	850
Other	1,018	1,038
Total accrued expenses and other current liabilities	$23,301	$20,168

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Supplemental Cash Flow Information

The following tables provide details of selected cash flow information:

Changes in operating assets and liabilities:

	Six Months Ended June 30,
(in thousands)	2022	2021
Accounts receivable	$(6,266)	$(2,033)
Inventory	381	1,151
Prepaid expenses and other current assets	(249)	(7,268)
Prepaid partnership costs	(1,324)	(726)
Operating lease right-of-use assets	(22,453)	(7,217)
Other noncurrent assets	(106)	9
Accounts payable	(2,752)	3,471
Accrued expenses and other current liabilities	2,160	(7,127)
Accrued interest	(1,294)	(1,391)
Deferred revenue	3,431	(401)
Operating lease liability	18,603	6,008
Other noncurrent liabilities	4,956	300
Total change in operating assets and liabilities:	$(4,913)	$(15,224)

Supplemental disclosures of cash flow information:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash paid for interest	$3,637	$3,070
Cash paid for taxes	$—	$24

Non-cash investing and financing activities:

	Six Months Ended June 30,
(in thousands)	2022	2021
Purchases of property and equipment not yet settled	$24,789	$11,810
Initial recognition of operating lease right-of-use asset	$22,682	$7,298
Initial recognition of operating lease liability	$22,205	$6,934
Common stock issued for acquisition of 2Predict	$—	$1,221
Issuance of common stock for patent acquisition	$369	$—
Stock-based compensation capitalized to internal-use software	$394	$—

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 6 - Debt

Outstanding debt is as follows:

(in thousands)	June 30, 2022	December 31, 2021
Term loan payable (a) (b)	$32,666	$40,833
Less: term loan - current portion	(15,998)	(15,998)
Less: unamortized debt issuance costs	(670)	(838)
Term loan payable - noncurrent portion	$15,998	$23,997
(a) The term loan bears interest on the total outstanding balance at 12.0% per annum and is secured by certain qualifying assets of the Company. Principal payments are due in equal monthly installments beginning on July 1, 2021 and matures on June 19, 2024.
(b) Accrued interest on the term loan payable was $0.0 million and $1.3 million at June 30, 2022 and December 31, 2021, respectively.

Term loan payable

In June 2019, the Company entered into a term loan agreement that was subsequently amended. The term loan agreement, as amended, provides a senior secured term loan facility of up to $49.0 million. Total payments on the principal balance for the six months ended June 30, 2022 were $8.2 million. The term loan agreement contains certain covenants pertaining to reporting and financial requirements, as well as negative and affirmative covenants. If the Company does not meet its reporting and financial requirements, the lenders have the right to request remedies, including an increase in the interest rate by 3.0% per annum, and an option to require repayment of the loan in the event of default. The Company is in compliance with all covenants in relation to the period ended June 30, 2022. In March 2022 certain additional covenants pertaining to investments by the Company in its foreign subsidiaries Volta Canada Inc., Volta Charging Germany GmbH and Volta France SARL were implemented through an amendment to the term loan agreement. Accordingly, in May, 2022, the Company funded $3.3 million into an escrow account to cover projected investments as of June 30, 2022 in such foreign subsidiaries, which is presented as restricted cash on the accompanying unaudited condensed consolidated balance sheets. As a result, the amendment requires that investments in such foreign subsidiaries shall not exceed 125% of funds held in escrow. For more information on the term loan agreement, see Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Financial Condition, Liquidity, and Capital Resources - Term Loan.

Future payments for the term loan are as follows:

(in thousands)	June 30, 2022
Remainder of 2022	$8,167
2023	16,333
2024	8,166
Total	$32,666

Note 7 - Warrants

Legacy Volta common stock warrants

As of June 30, 2022 and December 31, 2021, 9,773,835 Legacy Volta Class A common stock warrants were outstanding. As of June 30, 2022 and December 31, 2021, 5,933,333 and 8,621,440 Private and Public warrants were outstanding. There was no warrant exercise activity during the three and six months ended June 30, 2022.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 8 - Stock Incentive Plans and Equity Awards

Shares reserved for issuance

The Company has the following shares of common stock reserved for issuance, on an as-if converted basis:

	June 30, 2022	December 31, 2021
Shares available for grant – 2021 Equity incentive plan	22,116,450	14,357,382
Unvested restricted stock units	20,777,716	29,688,046
Legacy Volta Class A common stock warrants	9,773,835	9,773,835
Options outstanding	9,151,773	11,464,745
Outstanding Public Warrants	8,621,440	8,621,440
Outstanding Private Warrants	5,933,333	5,933,333
Shares available for purchase - 2021 ESPP plan	3,715,944	3,715,944
Total shares of common stock reserved	80,090,491	83,554,725

Employee stock purchase plan

No offerings or purchases of common stock shares took place during the three and six months ended June 30, 2022.

Equity incentive plans

2021 Equity Incentive Plan

As of June 30, 2022, 22,116,450 shares of common stock were available and reserved for issuance under the Company's 2021 equity incentive plan for stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") and performance-based awards.

Founder Incentive Plan

On April 1, 2022, 10,500,000 vested RSUs issued under the Founder Incentive Plan ("FIP") to Scott Mercer and Christopher Wendel (the "Founders") were net-settled into 5,342,874 shares of Class A common stock. See Note 8 - Stock Incentive Plans and Equity Awards - RSUs below for additional information.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Stock option activity

Stock option activity is as follows:

	Number of options outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2021	11,464,764	2.66	8.3	$53,695
Options granted	—	—	—	—
Options exercised	(525,150)	0.71
Options forfeited	(1,721,637)	2.40
Options expired	(66,204)	1.12
Balance at June 30, 2022	9,151,773	2.69	6.9	$1,999

Options vested and exercisable as of December 31, 2021	4,830,158	$1.30	7.4	$29,176
Options vested and exercisable as of June 30, 2022	5,910,449	$1.97	6.0	$1,818

The total fair value of options vested during the three months ended June 30, 2022 and 2021 was $2.7 million and $0.6 million, respectively. The total fair value of options vested during the six months ended June 30, 2022 and 2021 was $5.7 million and $5.7 million, respectively.

RSUs

A summary of RSU activity for the six months ended June 30, 2022 is as follows:

	Number of shares
	Service-based	Performance-based	Market-based	Total	Weighted-average grant date fair value
Balance at December 31, 2021	16,291,266	3,375,000	10,021,743	29,688,009	$10.70
RSUs granted	11,692,740	—	111,168	11,803,908	3.19
RSUs vested	(10,500,000)	—	—	(10,500,000)	9.30
RSUs forfeited	(6,752,737)	(3,375,000)	(86,464)	(10,214,201)	9.90
Balance at June 30, 2022	10,731,269	—	10,046,447	20,777,716	$4.18

In accordance with the FIP, the Company granted 10,500,000 RSUs for shares of Class B common stock to the Founders in August 2021. The fair value of those RSUs was measured on the grant date based on the value of the shares on the Closing Date. These awards vested on January 1, 2022, and were settled on April 1, 2022, into an equal number of shares of Class A common stock in accordance with the terms of the Separation Agreements entered into on March 26, 2022 with the Founders, which resulted in the conversion of all Class B common stock held by the former executives into Class A common stock. In settling the RSUs granted under the FIP into Class A shares, the Company performed a net settlement transaction, withholding 2,579,585 and 2,577,541 shares from Mr.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Mercer and Mr. Wendel, respectively, for tax withholding purposes, resulting in a net delivery of 2,670,415 and 2,672,459 shares of Class A common stock to Mr. Mercer and Mr. Wendel, respectively.

Restricted stock awards

There were no restricted stock awards ("RSA") granted during the six months ended June 30, 2022.

Stock-based compensation

Stock-based compensation expense, net of capitalized amounts, was $6.3 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and $22.8 million and $46.8 million for the six months ended June 30, 2022 and 2021, respectively, and is recorded in selling, general and administrative in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2022, the Company capitalized stock-based compensation of $0.4 million related to internal-use software development costs. During the three and six months ended June 30, 2021, the Company did not capitalize any stock-based compensation related to internal-use software development costs.

Compensation cost associated with market-based RSUs is recognized over the requisite service period using the accelerated attribution method even if the market condition is never satisfied. For the six months ended June 30, 2022, the Company recognized $9.3 million in compensation costs associated with market-based RSUs.

No compensation cost has been or will be recognized for the performance-based RSUs as they were forfeited entirely on March 26, 2022 prior to achievement.

As of June 30, 2022, the Company had unrecognized employee stock-based compensation expense of $55.9 million relating to stock options and RSUs of $10.0 million and $45.9 million, respectively, which is expected to be recognized over an estimated weighted-average period of approximately 2.6 years and 2.5 years, respectively.

The following weighted-average assumptions were used in calculating fair values of market-based RSUs during the six months ended June 30, 2022:

Market-based RSUs
Expected dividend yield	—%
Risk-free interest rate	1.5%
Expected volatility	90.0%
Expected term (in years)	4.6
At the time of stock option grants, the Company had limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Therefore, the expected term of options granted is based on the "simplified method" of expected life. There were no options granted during the six months ended June 30, 2022 and therefore no fair value calculations are required.

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

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Significant modifications

James DeGraw Modification

Effective June 2, 2022, James DeGraw resigned as an employee and officer of the Company and, in connection therewith, entered into a settlement and consulting agreement with the Company, dated as of June 2, 2022.

In accordance with Mr. DeGraw's settlement and consulting agreement, unvested RSU awards and stock options were modified on the date of termination of Mr. DeGraw's employment to accelerate the vesting in full and to extend the post-termination exercise period upon the condition that Mr. DeGraw serve as a consultant to the Company through the first anniversary of the termination date. With the exception of two option grants held by Mr. DeGraw, all of the stock options had previously been exercised with a partial recourse note which was settled prior to the completion of the Reverse Recapitalization. The unvested portion of those early exercised option grants was also modified to accelerate vesting; the effect of this modification was to release the repurchase right for those early exercised options. The stock option modifications were measured as the excess of the fair value of the modified awards over the fair value of the original awards immediately before the modifications. The fair values immediately after these modifications were determined using the closing price of the Company's common stock on the modification date for the shares already held by Mr. DeGraw through exercise with and settlement of partial recourse notes, which shares were released from the Company's repurchase right under the respective early exercise agreements.

Additionally, vested unexercised stock options were modified on the termination date to extend the post-termination exercise period from 90 days to the contractual term of the options. The vested stock option modifications were measured as the excess of the fair value of the modified awards over the fair value of the original awards immediately before the modification determined using a Black-Scholes model. Assumptions used to calculate incremental expense for the modified vested stock options during the six months ended June 30, 2022 were as follows:

Six months ended June 30, 2022
Expected dividend yield	—%
Risk-free interest rate	1.2% - 2.9%
Expected volatility	52.4% - 61.9%
Expected term (in years)	0.3 - 8.6

The incremental stock-based compensation expense relating to these modifications was recognized in full in the period for Mr. DeGraw’s termination as there is no further substantive service required for the awards to vest. Further, the Company reversed the expense previously recorded for the RSUs in accordance with Accounting Standards Codification ("ASC") Topic 718 as the awards were unvested and effectively forfeited and replaced by new RSUs with no service requirement before the completion of the derived requisite service period of the original awards. There was no previously recorded expense for unvested options.

The components of stock-based compensation expense recorded with respect to the modified awards is as follows:

(in thousands)	Six Months Ended June 30, 2022
Reversal of previously recorded RSU expense	$(605)
Incremental expense for modified RSUs	1,018
Incremental expense for modified stock options	804
Total stock-based compensation expense	$1,217

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Scott Mercer and Chris Wendel Modification

On March 26, 2022, Scott Mercer and Chris Wendel (the "Executives") resigned from the Company’s board of directors (the “Board”), and Mr. Wendel also resigned as an employee and officer of the Company. Mr. Mercer’s resignation as an employee and officer of the Company was effective as of April 15, 2022.

In accordance with the separate settlement and release agreements, dated as of March 26, 2022, between the Company and Mr. Mercer and Mr. Wendel, respectively, unvested RSU awards with market-based vesting conditions, 5,250,000 of which were held by Mr. Mercer and 4,500,000 of which were held by Mr. Wendel, granted on November 15, 2021, were modified on their respective termination dates to eliminate the service requirement (to be an active employee on the date of achievement of the market condition). Additionally, the unvested stock options held by Mr. Mercer as of April 15, 2022 were modified to accelerate the vesting and vest in full on April 15, 2022. Substantially all of the stock options for the Founders had previously been exercised with partial recourse notes which were settled prior to the completion of the Reverse Recapitalization. The unvested portion of those early exercised option grants was also modified to accelerate vesting as of each Founder’s termination date; the effect of this modification was to release the repurchase right for those early exercised options. The stock option and market-based RSU modifications were measured as the excess of the fair value of the modified awards over the fair value of the original awards immediately before the modifications. The fair values immediately after these modifications were determined using a BLM for the market-based RSUs, the Black-Scholes model for the unexercised stock option for Mr. Mercer, and the closing price of the Company's common stock on the modification date for the shares already held by the Founders through exercise with and settlement of partial recourse notes, which shares were released from the Company's repurchase right under the respective early exercise agreements.

The incremental stock-based compensation expense relating to these modifications has been recorded in full in the period of each Founder's respective termination as there is no further service requirement from either Founder. Further, the Company has reversed expense previously recorded for the market-based RSUs in accordance with ASC Topic 718 as the awards were unvested and effectively forfeited and replaced by new market-based RSUs with no service requirement before the completion of the derived requisite service period of the original awards.

Components of stock-based compensation expense recorded for modified awards is as follows:

	Six Months Ended June 30, 2022
(in thousands)	Chris Wendel	Scott Mercer (a)
Reversal of previously recorded market-based RSU expense	$(9,879)	$(11,526)
Incremental expense for modified market-based RSUs	13,290	15,505
Incremental expense for modified stock options	3,662	3,451
Total stock-based compensation expense	$7,073	$7,430
(a) For Mr. Mercer's stock options, the Company recorded stock-based compensation expense of $0.1 million for the six months ended June 30, 2022 for awards that continued to vest until his termination on April 15, 2022.

Assumptions used to calculate incremental expense for the modified market-based RSUs using a Monte Carlo valuation during the six months ended June 30, 2022 were as follows:

Six Months Ended June 30, 2022
Expected dividend yield	—%
Risk-free interest rate	2.5%
Expected volatility	90.0%
Expected term (in years)	4.4

All other outstanding unvested equity awards held by the Founders, consisting of 4,000,000 RSUs granted in the fourth quarter of 2021 and 923,695 RSUs granted in the first quarter of 2022 to Mr. Mercer and 2,750,000 RSUs

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
granted in the fourth quarter of 2021 and 742,972 RSUs granted in the first quarter of 2022 to Mr. Wendel were forfeited as of March 26, 2022. This resulted in the reversal of previously recognized stock-based compensation expense of approximately $0.7 million for Mr. Wendel and $1.0 million for Mr. Mercer related to the grants of RSUs for the three months ended March 31, 2022.

The incremental stock-based compensation and reversal of previously recorded stock-based compensation was recorded in selling, general and administrative in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2022.

Note 9 - Net Loss Per Share

The following table presents basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares

Numerator:
Net loss	$(37,403)	$(31)	$(12,173)	$(8,411)	$(80,986)	$(4,597)	$(47,477)	$(38,278)
Denominator:
Basic shares (a):
Weighted-average common shares outstanding - basic	167,240,447	140,369	11,192,179	7,733,885	160,477,617	9,109,265	9,592,405	7,733,885
Diluted shares (a):
Weighted-average common shares outstanding - diluted	167,240,447	140,369	11,192,179	7,733,885	160,477,617	9,109,265	9,592,405	7,733,885
Net loss per share attributable to common stockholders:
Basic	$(0.22)	$(0.22)	$(1.09)	$(1.09)	$(0.50)	$(0.50)	$(4.95)	$(4.95)
Diluted	$(0.22)	$(0.22)	$(1.09)	$(1.09)	$(0.50)	$(0.50)	$(4.95)	$(4.95)
(a) As a result of the Reverse Recapitalization, the weighted-average shares of common stock outstanding has been retroactively adjusted by multiplying the exchange ratio of 1.2135 to determine the number of redeemable convertible preferred stock converted to common stock and is included in the basic and diluted net loss per share calculation.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following weighted average shares of the potentially dilutive outstanding securities for the three and six months ended June 30, 2022 and 2021 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive given the net loss attributable to common shares. Therefore, the diluted net loss per share is the same as the basic net loss per share for the periods presented.

	June 30, 2022	June 30, 2021
Anti-dilutive securities:
Outstanding stock options	9,151,773	11,654,295
Non plan option grants	—	188,767
Convertible preferred stock	—	81,215,956
Warrants for common stock	24,328,608	9,974,065
Warrants for preferred stock	—	190,210
Options and RSAs exercised under notes receivables	—	13,746,080
Unvested RSUs	20,777,716	—
Total anti-dilutive securities	54,258,097	116,969,373

Note 10 - Commitments and Contingencies

Contingencies

From time to time, Volta may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of business, including, but not limited to, assertions by third parties relating to intellectual property infringement, breaches of contract or warranties, or employment-related matters.

Shareholder Securities Litigation

Two separate putative class actions lawsuits have been filed against the Company, one of the Company’s current officers and one of the Company’s former officers in the United States District Court for the Northern District of California. The actions are: Karoline Kampe v. Volta Inc., Scott Mercer, and Francois P. Chadwick (Case No. 4:22-cv-02055-JST) (the “Kampe Action”), filed on March 30, 2022, and Victor Paul Alvarez v. Volta Inc., Scott Mercer, and Francois P. Chadwick (Case No. 3:22-cv-02730-JSC) (the “Alvarez Action”), filed on May 6, 2022.

The complaints in the Kampe Action and the Alvarez Action (collectively, the “Shareholder Securities Lawsuits”) assert similar allegations and, in general, allege that the defendants violated the Securities Exchange Act of 1934 (the "Exchange Act") by making materially false and misleading statements regarding the Company’s business, operations and prospects. The Kampe Action and the Alvarez Action have been transferred to the same judge, who is considering pending motions for appointment of a lead plaintiff and for consolidation. The plaintiff in each Shareholder Securities Lawsuit seeks to represent a class of persons or entities that purchased Volta securities between August 2, 2021 and March 28, 2022 and seeks unspecified damages, attorneys’ fees and other relief. The Company is unable to estimate the potential loss or range of loss, if any, associated with the Shareholder Securities Lawsuits, which could materially and adversely impact its business, results of operations, financial condition, cash flows and prospects.

Purchase Commitments

In the ordinary course of business, Volta enters into contractual purchase agreements for goods and services to ensure availability and timely delivery. Current purchase commitments reflect Volta's mission and vision to expand its charging network. As of June 30, 2022, Volta had purchase commitments of $1.9 million from key suppliers for capital assets, inventory, and services, for the remainder of 2022.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Defined Contribution Plan

For the three months ended June 30, 2022 and 2021, the Company contributed $0.4 million and $0.2 million, respectively, to the employee defined contribution plan. For the six months ended June 30, 2022 and 2021, the Company contributed $0.5 million and $0.5 million, respectively, to the employee defined contribution plan. As of June 30, 2022, Volta expects to contribute $0.5 million for the remainder of 2022.

Leases

The Company is a lessee in several noncancellable operating leases, primarily for office space and the use of spaces for EV charging stations. Future payments of noncancellable operating lease liabilities is as follows:

(in thousands)	June 30, 2022
Remainder of 2022	$8,899
2023	17,905
2024	17,607
2025	16,096
2026	15,057
Thereafter	54,725
Total future payments	130,289
Less imputed interest	(41,313)
Total lease liabilities	$88,976

As of June 30, 2022, there are additional operating leases that have not yet commenced of $11.2 million. These operating leases are expected to commence between 2022 and 2025 with lease terms of four to nine years.

Note 11 - Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception and has projected losses for the current year. The Company’s effective income tax rate was 0.0% for both the three and six months ended June 30, 2022 and 2021, and the realization of any deferred tax assets does not satisfy the "more likely than not" threshold. As of June 30, 2022 and December 31, 2021, the Company recorded a $2.0 million uncertain tax position related to deferred revenue.

Note 12 - Related Party Transactions

As of December 31, 2021, the Company had partial recourse promissory notes due from two former executives totaling $0.2 million. During the three months ended June 30, 2022, amounts due from these former executives were settled by way of forfeiture of 71,454 shares valued at $0.2 million with an immaterial balance forgiven.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 13 - Subsequent Events

The Company has evaluated events subsequent to June 30, 2022 and through the date the financials are made available. The following events occurring subsequent to the unaudited condensed consolidated balance sheet date merited recognition or disclosure in these statements.

Shareholder Derivative Litigation

Five purported shareholders have filed, on behalf of the Company, separate shareholder derivative actions against the Company’s current directors and certain current and former officers and directors of the Company in the United States District Court for the Northern District of California or, in the case of the Edwards Derivative Action (as defined below), the United States District Court for the District of Delaware. The Company has also been named as a nominal defendant in each action. The purported shareholder derivative actions are: Hugues Gervat v. Scott Mercer, Francois P. Chadwick, Christopher Wendel, Eli Aheto, Vincent T. Cubbage, Martin Lauber, Katherine J. Savitt, Bonita C. Stewart, and John J. Tough (Case No. 3:22-cv-04036) (the “Gervat Derivative Action”), filed on July 9, 2022; Tom Heil v. Eli Aheto, Christopher Wendel, Vincent T. Cubbage, Martin Lauber, Katherine J. Savitt, Bonita C. Stewart, John J. Tough, Scott Mercer and Francois P. Chadwick (Case No. 3:22-cv-04239) (the “Heil Derivative Action”), filed on July 21, 2022; Todd Eddy v. Scott Mercer, Francois P. Chadwick, Christopher Wendel, Eli Aheto, Vincent T. Cubbage, Martin Lauber, Katherine J. Savitt, Bonita C. Stewart, and John J. Tough (Case No. 3:22-cv-04342) (the “Eddy Derivative Action”), filed on July 27, 2022; Robert Gennett v. Scott Mercer, Francois P. Chadwick, Christopher Wendel, Eli Aheto, Vincent T. Cubbage, Martin Lauber, Katherine J. Savitt, Bonita C. Stewart, and John J. Tough (Case No. 4:22-cv-04450) (the “Gennett Derivative Action”), filed on August 1, 2022; and LaDreana Edwards v. Scott Mercer, Francois P. Chadwick, Christopher Wendel, Eli Aheto, Vincent T. Cubbage, Martin Lauber, Katherine J. Savitt, Bonita C. Stewart, and John J. Tough (Case No. 1:22-cv-01021-UNA) (the “Edwards Derivative Action” and, together with the Gervat, Heil, Eddy and Gennett Derivative Actions, the “Derivative Actions”), filed on August 1, 2022.

The complaints in the Derivative Actions assert similar claims on behalf of the Company against the individual defendants for alleged breach of fiduciary duty and, except in the Gennett Derivative Action, unjust enrichment, abuse of control and waste of corporate assets (except that the complaint in the Edwards Derivative Action asserts no claim of abuse of control against any individual defendant and the claim of unjust enrichment asserted therein is solely against Messrs. Mercer and Wendel) in connection with the alleged materially false and misleading statements at issue in the Shareholder Securities Lawsuits. In addition, the Gervat, Heil, Gennett and Edwards Derivative Actions assert claims against individual defendants Scott Mercer and Francois Chadwick for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934, and the Eddy Derivative Action asserts a claim against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints in the Gervat and Gennett Derivative Actions also seek to require the individual defendants and the Company to take all necessary actions to reform and improve the Company's corporate governance and internal procedures to comply with applicable law. The Company is unable to estimate the potential loss or range of loss, if any, associated with the Derivative Actions, which could materially and adversely impact its business, results of operations, financial condition, cash flows and prospects.

Volta Inc.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” "Volta," “we,” “us,” or “our” refer to the business of Volta Inc. and its consolidated subsidiaries.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results and events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 and in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

Overview
Volta’s mission is to build the fueling infrastructure of the future. Volta’s vision is to create an EV charging network that capitalizes on and catalyzes the shift from gasoline to electric vehicles. Volta places its charging stations in high traffic public locations that driver and consumer behavior data suggest are stopping points in EV drivers' daily routines. Located near the entrances of retail and other commercial facilities, the digital display screens on Volta's media enabled stations offer its media partners the opportunity to advertise to potential consumers just before they enter that facility. By both attracting EV drivers to a particular location to run an errand that was on their to-do list and providing a high impact advertising opportunity just before a purchasing decision, Volta's charging stations allow it to enhance its site and media partners' core commercial interests.

Volta’s business entails partnering with real estate and retail partners with national and regional multi-site portfolios of commercial and retail properties, as well as municipalities and local business owners, to locate, install, and deploy its EV charging stations in premier locations. The site hosts Volta partners which span a wide array of industries and locations, including retail centers, grocery stores, pharmacies, movie theaters, parking lots, healthcare/medical facilities, municipalities, sport and entertainment venues, parks and recreation areas, restaurants, schools and universities, certain transit and fueling locations, office buildings and other locations. Volta generally signs long-term contracts to locate its charging stations at site host properties and grows its footprint over time as its station utilization justifies additional investment in EV charging infrastructure. Volta also sells charging stations to certain business partners, while continuing to perform related installation, operation and maintenance services. For both Volta-owned and partner-owned charging stations, Volta sells media display time on the charging stations’ digital displays to its media and advertising partners. In addition, while Volta currently provides sponsored charging services to drivers that use its charging stations, Volta intends to introduce a pay-for-use charging model in the future. As of June 30, 2022, Volta had installed over 2,800 chargers across 28 territories and states that have generated over 294,000 charging sessions per month, forming one of the most utilized charging networks in the United States. Substantially all of Volta’s assets are maintained in, and its operating losses are attributable to, the United States.

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

•Charging network operations revenue is generated by tracking the delivery of electricity through the use of Volta’s charging stations, generating California's Low-Carbon Fuel Standard ("LCFS") credits which Volta sells to third parties under the regulatory framework currently in effect. Volta intends to implement pay-for-use charging features in the future and anticipates that its charging network operations revenue will also include fees received for its paid charging services and that its charging network operations customers will include drivers that utilize Volta’s paid charging services.

•Network intelligence revenue consists of license or service fees from the sale of Volta’s proprietary software tools related to its EV charging network analysis. Volta offers access to its PredictEVTM tool, a machine-learning built software tool that Volta uses for network planning, to utility companies, channel partners and other third parties as a SaaS offering to help them assess the impact that EV adoption and the shift to electric mobility will have on electricity demand in their service areas.

Key Performance Measures

Volta reviews certain key performance measures to evaluate its business and results of operations, performance, identify trends, formulate plans, and make strategic decisions. Volta believes the measures below are useful to investors and counterparties because they are used to measure and benchmark the performance of companies, such as Volta and its peers. Volta's key performance measures are summarized in the table below.

	As of June 30,
	2022	2021
Total stations (a)	2,850	1,919
Total stalls (b)	2,920	1,969
(a) Includes the total installed charging network, at period-end, for both Volta-owned and partner-owned charging stations, and is used by management to evaluate the potential Media revenue generating capacity of the charging network.
(b) Stalls are attributed to a station based on the number of vehicles that can charge concurrently in the charging network. As such, some stations have multiple stalls which results in the ability to charge more than one vehicle at a time.

Key Factors Affecting Operational Results

Volta’s future financial condition, results of operations, and cash flows are dependent upon a number of opportunities, challenges and factors such as, but not limited to, macroeconomic conditions, human resources options that attract, retain, and engage the workforce, customer retention and competition, adoption of EVs and related technology, the regulatory environment, and charger installation and construction costs.

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

Volta is dependent upon the availability of electricity at its current and future charging sites. Increases in electricity costs, the need to upgrade or bring in additional power infrastructure at locations, construction delays, new or increased taxation or regulations, power shortages and/or other restrictions on the availability or cost of electricity could adversely affect Volta’s business, financial condition and results of operations.

Human Resources

Volta’s ability to achieve revenue growth and profitability and to expand its charging network and strategic advertising partnerships to achieve broader market acceptance will depend on its ability to effectively expand its sales, advertising, marketing, technology and operational teams and capabilities. Volta’s success depends, in part, on its continuing ability to identify, hire, attract, train, develop, retain and manage the succession of highly qualified personnel. To achieve its growth objectives, Volta may need to continue to expand its team and geographic footprint aggressively.

Customer Retention

Volta intends to introduce, and has begun testing, a pay-for-use by the driver model for charging, as well as idle fees for EVs that remain connected to a charging station for more than a specified period of time after charging is complete. As Volta migrates from EV charging that has been free to the driver, to include a pay-for-use model, it could risk losing drivers who have become accustomed to its free charging and do not wish to use paid charging services and reduced demand for its stations from media and site partners.

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

The EV charging market is characterized by rapid technological change, which requires Volta to continue to develop new products, innovate, and maintain and expand its intellectual property portfolio. Any delays in such developments could adversely affect market adoption of its products and its financial results. Volta’s ability to grow its business and consumer base depends, in part, upon the effective operation of the mobile applications that Volta deploys on various mobile operating systems, cellular and payment networks and external charging standards that it does not control.

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

Restrictions on certain digital outdoor media advertising products, services or other advertising are or may be imposed by laws and regulations, as well as contracts with Volta’s host sites. Digital displays were introduced to the market relatively recently, and existing media signage regulations could be revised or new regulations could be enacted to impose greater restrictions on digital advertising or displays. In addition, Volta may also be impacted if various levels of government enact rules or legislation to tax revenues derived from the sale of digital media. Any such regulatory changes could adversely affect Volta’s financial condition and results of operations.

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

Relationships with Real Estate and Retail Partners

In order to build its charging network, Volta will need to continue to establish and maintain relationships with real estate, retail and site partners with national, multi-state and local portfolios of commercial and retail properties. Site hosts can span a diverse array of industries and locations, and if such hosts believe the benefits offered by Volta’s competitors exceed the benefits of partnering with Volta, Volta may lose access to high quality property owners that it needs to achieve profitability.

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

COVID-19 Impact

As there continues to be widespread impact from the COVID-19 pandemic, Volta management is closely monitoring the impact of the COVID-19 pandemic on all aspects of Volta’s business. The spread of COVID-19 has disrupted the Company's supply chain and heightened its freight and logistics costs, and has similarly disrupted manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, which has led to fluctuations in EV sales in markets around the world. The Company expects to be adversely impacted by these increased costs for the remainder of the fiscal year.

Volta may take further actions that alter its business operations, as may be required by government authorities or that it determines are in the best interests of its employees, contractors and stockholders. Volta faces risks related to health pandemics, which could have a material adverse effect on its business and results of operations. Volta believes that its advertising network remains attractive to buyers, given that many of its charging stations are installed in close proximity to essential businesses such as grocery stores, pharmacies, and shopping centers. In addition, despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any of Volta’s assets, or a material change in the estimate of any contingent amounts recorded in the unaudited condensed consolidated balance sheet as of June 30, 2022. However, the estimates of the impact of the COVID-19 pandemic on Volta’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact, including any variants that may arise, and the economic impact on local, regional, national and international markets. Volta’s management continues to monitor the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce.

Results of Operations

Operating Revenue

The following table summarizes the components of operating revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Service	$14,791	$6,826	$22,765	$11,057
Product	—	—	275	299
Other	$553	$117	$690	$327

Service Revenue

During the three months ended June 30, 2022, service revenue increased $8.0 million, or 117%, compared to the three months ended June 30, 2021. During the six months ended June 30, 2022, service revenue increased $11.7 million, or 106%, compared to the six months ended June 30, 2021. The increase for both comparative periods was largely driven by increases in our media revenue and network development revenue, which are discussed in greater detail below.

Product Revenue

During the three months ended June 30, 2022 and 2021, product revenue was nil. During the six months ended June 30, 2022, product revenue remained relatively consistent compared to the six months ended June 30, 2021.

Other Revenue

During the three months ended June 30, 2022, other revenue increased $0.4 million, or 373%, compared to the three months ended June 30, 2021. During the six months ended June 30, 2022, other revenue increased $0.4 million, or 111%, compared to the six months ended June 30, 2021. The increase for both comparative periods was primarily driven by an increase in our charging network operations revenue, which is discussed in greater detail below.

Revenue by Type

The following table summarizes the major categories of operating revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Media	$11,221	$6,485	$17,339	$10,014
Network development	3,577	340	5,791	1,341
Charging network operations	370	1	371	1
Network intelligence	176	117	229	327
Total operating revenue	$15,344	$6,943	$23,730	$11,683

Media Revenue

During the three months ended June 30, 2022, media revenue increased $4.7 million, or 73%, compared to the three months ended June 30, 2021. During the six months ended June 30, 2022, media revenue increased $7.3 million, or 73%, compared to the six months ended June 30, 2021. The increase for both comparative periods was primarily due to the expansion of our media-enabled station network and new media campaigns with national brands, including new and existing advertisers.

Network Development Revenue

During the three months ended June 30, 2022, network development revenue increased $3.2 million, compared to the three months ended June 30, 2021. During the six months ended June 30, 2022, network development revenue increased $4.5 million, compared to the six months ended June 30, 2021. The increase for both comparative periods was primarily due to the construction performed on active projects in connection with our new infrastructure development service contracts.

Charging Network Operations Revenue

During the three months ended June 30, 2022, charging network operations revenue increased $0.4 million, compared to the three months ended June 30, 2021. During the six months ended June 30, 2022, charging network operations revenue increased $0.4 million, compared to the six months ended June 30, 2021. The increase for both comparative periods was primarily due to the sale of LCFS credits during the second quarter of 2022.

Network Intelligence Revenue

During the three and six months ended June 30, 2022, network intelligence revenue remained relatively consistent compared to the three and six months ended June 30, 2021, respectively.

Operating Expenses

Cost of revenues

The following table summarizes cost of revenues by services and products:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Service costs (exclusive of depreciation and amortization shown below)	$9,821	$5,131	$19,206	$9,740
Product costs (exclusive of depreciation and amortization shown below)	$—	$—	$297	$352

Service costs (exclusive of depreciation and amortization shown below)

During the three months ended June 30, 2022, service costs increased $4.7 million, or 91%, compared to the three months ended June 30, 2021. This was primarily due to an increase of $2.2 million in installation and services costs due to an increase in active construction projects, an increase of $1.8 million in station rent as a result of increases in both the number of leases and average monthly lease cost, and an increase of $0.6 million in freight costs due to the continued growth in active construction projects.

During the six months ended June 30, 2022, service costs increased $9.5 million, or 97%, compared to the six months ended June 30, 2021. This was primarily due to an increase of $4.6 million in installation and services costs due to an increase in active construction projects, an increase of $3.3 million in station rent largely driven by an increase in number of leases and average monthly lease cost, an increase of $1.2 million in freight costs due to the continued growth in active construction projects, and an increase of $0.3 million in advertising and media costs attributable to commission fees and other costs incurred in connection with new media partnerships.

Product costs (exclusive of depreciation and amortization shown below)

During the three months ended June 30, 2022 and 2021, product costs were zero as no product revenue was earned in the quarter. During the six months ended June 30, 2022, product costs remained relatively consistent compared to the six months ended June 30, 2021.

Other operating expenses

The following table summarizes other operating expenses, outside of cost of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Selling, general and administrative	$43,938	$17,352	$100,157	$78,209
Depreciation and amortization	4,617	2,523	8,312	4,696
Other operating expense	$1,352	$777	$1,678	$924

Selling, General and Administrative

During the three months ended June 30, 2022, selling, general and administrative expense increased $26.6 million, or 153%, compared to the three months ended June 30, 2021. This was primarily due to a $10.3 million increase in payroll-related costs largely driven by an increase in our employee headcount to 421 from 215. Additionally, there was an increase of $5.6 million in outside services, an increase of $5.1 million in stock-based compensation expense, an increase of $2.8 million in other selling, general and administrative expense primarily due to insurance costs, and an increase of $1.5 million in software, hardware and hosting costs due to prepaid software amortization and prototyping expenses. Further, travel, meals and related expenses increased $0.8 million as COVID-19 restrictions continue to ease and rent and facilities expense increased $0.4 million.

During the six months ended June 30, 2022, selling, general and administrative expense increased $21.9 million, or 28%, compared to the six months ended June 30, 2021. This was primarily due to a $20.1 million increase in payroll-related costs and a $4.0 million increase in bonus and commissions largely driven by an increase in our employee headcount as discussed above. Additionally, there was an increase of $11.3 million in outside services, an increase of $6.1 million in other selling, general and administrative expense mostly due to insurance costs, and an increase of $1.5 million in software, hardware and hosting costs mostly for prepaid software amortization. Further, travel, meals and related expenses increased $1.4 million as COVID-19 restrictions continue to ease, rent and facilities expense increased $0.9 million, and advertising, promotion and events expense increased $0.3 million. These amounts were partially offset by a $24.0 million decrease in stock-based compensation expense due to the reversal of the expenses previously recorded for forfeited executive RSUs in the six months ended June 30, 2022 and large executive RSAs vested in the six months ended June 30, 2021.

Depreciation and Amortization

During the three months ended June 30, 2022, depreciation and amortization expense increased $2.1 million, or 83%, compared to the three months ended June 30, 2021. During the six months ended June 30, 2022, depreciation and amortization expense increased $3.6 million, or 77%, compared to the six months ended June 30, 2021. The increase for both comparative periods was primarily due to an increase in the aggregate number of Volta-owned stations in service as of June 30, 2022 compared to June 30, 2021 by 895 stations.

Other Operating Expense

During the three months ended June 30, 2022, other operating expense increased $0.6 million, or 74%, compared to the three months ended June 30, 2021. During the six months ended June 30, 2022, other operating expense increased $0.8 million, or 82%, compared to the six months ended June 30, 2021. The increase for both comparative periods was largely driven by costs associated with disqualified projects prior to construction.

Other (Income) Expense

The following table summarizes items of other (income) expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Interest expense, net	$1,199	$1,673	$2,512	$3,333
Change in fair value of warrant liabilities	$(8,151)	$(30)	$(22,851)	$(118)

Interest Expense, net

During the three months ended June 30, 2022, interest expense, net decreased $0.5 million, or 28%, compared to the three months ended June 30, 2021. During the six months ended June 30, 2022, interest expense, net decreased $0.8 million, or 25%, compared to the six months ended June 30, 2021. The decrease for both comparative periods was primarily due to the reduction in the Term Loan Facility (as defined below) principal outstanding from $49.0 million as of June 30, 2021 to $32.7 million as of June 30, 2022.

Change in Fair Value of Warrant Liabilities

During the three months ended June 30, 2022, the change in fair value of warrant liabilities represents a gain which increased $8.1 million, compared to the three months ended June 30, 2021. During the six months ended June 30, 2022, the change in fair value of warrant liabilities also represents a gain which increased $22.7 million, compared to the six months ended June 30, 2021. The increase for both comparative periods reflects a decline in the fair values of the Public Warrants and Private Warrants due to the decline in our stock price which is the primary input used in the valuations.

Financial Condition, Liquidity, and Capital Resources

Sources of Liquidity

Volta’s operations are dependent on its ability to generate meaningful long-term revenue and will highly depend on expanding EV offerings from auto manufactures, increasing EV purchasing trends, driver behavior patterns, and the related need for charging services. If the market for EVs does not develop as Volta expects, develops more slowly than it expects, or if there is a decrease in driver demand for EVs and the related charging services, Volta’s business, prospects, financial condition, results of operations, and cash flows will be adversely impacted. The market for EV charging is relatively new, continuously evolving with technology changing rapidly, volatile electricity pricing, increasing competition, evolving government regulation, support, and industry standards (including the ability to benefit from carbon credits and other incentives), frequent new EV announcements and changing driver behavior and patterns. Any number of the aforementioned factors as well as other unforeseen changes in the industry could have a material adverse impact on our financial position, results of operations, and cash flows.

Volta has incurred net losses and negative cash flows from operations since its inception. To date, Volta has funded its operations primarily with proceeds from the issuance of Volta common and preferred stock, and borrowings under its loan facilities, including the Term Loan Facility (as defined below). Until Volta is cash flow positive or generating profits from operations, the Company will need to raise additional funds through the issuance of debt or equity securities, or from additional borrowings. For the six months ended June 30, 2022, the Company incurred a net loss of $85.6 million and had net cash used from operating activities of $74.0 million. As of June 30, 2022, Volta had cash and cash equivalents of $105.3 million.

Management has considered conditions and events which provide substantial doubt about the Company's ability to continue as a going concern for the 12 months following the issuance of these unaudited condensed consolidated financial statements and, based on reasonable information available, has concluded that there is substantial doubt about the Company's ability to continue as a going concern. As such, no assurances can be provided that additional funding will be available at terms acceptable to the Company, if at all. If the Company is unable to raise additional capital or effectively execute its mission or vision, the Company will need to significantly curtail operations, modify strategic plans, and/or dispose of certain operations or assets.

Term Loan

In June 2019, the Company entered into a Term Loan, Guarantee and Security Agreement (as amended, the “Loan Agreement”) with EICF Agent, LLC, as agent, certain subsidiaries of the Company, as guarantors and co-borrowers, and the lenders party thereto. The lenders under the Loan Agreement made available to the Company a term loan facility (the “Term Loan Facility”) in the amount of $44.0 million. In November 2020, the Company entered into an amendment to the Loan Agreement that increased the amount of the Term Loan Facility by $5.0 million, all of which was borrowed by the Company on the closing date of the amendment. The proceeds of the Term Loan Facility were made available for the Company to purchase, install, operate and maintain the Company’s electric vehicle charging stations and for other general corporate purposes.

The Loan Agreement requires the Company to repay the principal amount of the loans made under the Term Loan Facility in monthly installments of $1.4 million, with all remaining principal, together with all accrued and unpaid interest, to be paid in full on the maturity date of June 19, 2024. Interest accrues on the outstanding amount of the principal loans made under the Term Loan Facility at a fixed rate of 12.0% per annum, with accrued interest payable in arrears on the first business day of each fiscal quarter and on the maturity date. On the maturity date and each date the Company makes a prepayment under the Term Loan Facility, the Company will be required to pay additional deferred interest equal to 11.0% of the principal amount of the loans amount being paid on such date unless, in the case of any prepayment, the Company’s fixed charge coverage ratio would be greater than 1.0 to 1.0 after giving effect to such prepayment. As of June 30, 2022, the aggregate outstanding principal amount of all loans made under the Term Loan Facility was $32.7 million.

The Loan Agreement requires the Company to be in compliance with certain financial covenants, including a minimum cash balance and total and average revenue covenants. Additional covenants and other restrictions exist that limit the Company’s ability, among other things, to undergo certain mergers or consolidations, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. The Loan Agreement also contains customary financial reporting covenants. The Loan Agreement further includes a requirement that any investments we make in our foreign subsidiaries not exceed 125% of funds deposited into escrow. As of June 30, 2022, we had funded $3.3 million into an escrow account to cover projected investments in our foreign subsidiaries through that date.

The credit facility is secured by substantially all of the domestic assets of the Company and certain of its subsidiaries, including a pledge of the equity interests in certain subsidiaries of the Company, with customary exceptions.

The lenders under the Loan Agreement waived certain events of default that had occurred and were continuing as of March 30, 2022 and May 11, 2022. After giving effect to such waivers, the Company was in compliance with all applicable covenants as of June 30, 2022.

Volta’s Term Loan Facility information is as follows:

					Net Carrying Value
($ in thousands)	Principal Amount	Issuance Date	Maturity Date	Interest Rate	June 30, 2022	December 31, 2021
Term loan payable (a)	$49,000	6/19/2019	6/19/2024	12.0%	$32,666	$40,833
Less: unamortized issuance costs					(670)	(838)
Total debt					31,996	39,995
Less: current maturities					(15,998)	(15,998)
Total term loan payable, net of unamortized issuance costs					$15,998	$23,997
(a) In March, 2022 certain additional covenants pertaining to investments by the Company in its foreign subsidiaries Volta Canada Inc., Volta Charging Germany GmbH and Volta France SARL were implemented through an amendment to the Loan Agreement. Accordingly, in May 2022, the Company funded $3.3 million in an escrow account to cover projected investments through June 30, 2022 in such foreign subsidiaries. As a result, the March 2022 amendment requires that investments in the foreign subsidiaries shall not exceed 125% of funds held in escrow. See Note 6 - Debt for additional information on the Loan Agreement.

Financing Obligations

Volta’s financing obligations related to digital media screens are as follows(a):

(in thousands)	June 30, 2022	December 31, 2021
Financing obligations, noncurrent portion	$2,780	$3,050
Add: current portion of financing obligation	896	896
Total financing obligations	$3,676	$3,946
(a) This table presents the financing obligations on a discounted basis.

Volta entered into multiple sale-leaseback arrangements of digital media screens that do not qualify as asset sales and are accounted for as financing obligations. These financing obligations have been amortized over the 5-year term at Volta's incremental borrowing rate at the time of the transaction which has ranged between 6.0%-16.7%.

Cash Flow Summary

The following table summarizes Volta’s cash flows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(74,030)	$(46,017)
Net cash used in investing activities	$(54,849)	$(8,642)
Net cash (used in) provided by financing activities	$(24,737)	$19,884

Operating Activities

Net cash used in operating activities increased by $28.0 million during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This increase was primarily due to a $41.0 million increase in net loss adjusted for non-cash items partially offset by a $8.4 million decrease in net working capital, excluding operating lease liabilities. Net working capital was impacted by the net effect of an increase in accrued expenses and other current liabilities and deferred revenue for the six months ended June 30, 2022 compared to the decrease in the same period in the prior year, contributing favorably to the change in net working capital. Prepaid expenses and other current assets increased for the six months ended June 30, 2022, although to a lesser extent than the same period in the prior year, contributing favorably to the change in net working capital. Partially offsetting the impact of these items was the net effect of increases in accounts receivable and prepaid partnership costs for the six months ended June 30, 2022 compared to the same period in the prior year. Accounts payable increased for the six months ended June 30, 2022, however, a significant portion is related to capital expenditures within investing activities, offsetting the favorable impact to the change in net working capital. Inventory declined for the six months ended June 30, 2022, although to a lesser extent than the same period in the prior year, contributing unfavorably to the change in net working capital.

Investing Activities

Net cash used in investing activities increased by $46.2 million during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily due to a $42.3 million increase in purchases of property and equipment for the expansion of the charging station network, a $3.2 million increase in expenditures on internal-use software development, and a cash payment of $0.9 million related to the acquisition of technology patents during the second quarter of 2022.

Financing Activities

Net cash used in financing activities increased by $44.6 million for the six months ended June 30, 2022, as compared to net cash provided by financing activities for the six months ended June 30, 2021. The increase was primarily due to no additional proceeds raised from financing during the first six months of 2022, partially offset by principal repayments on the Term Loan Facility of $8.2 million during the first six months of 2022. During the six months ended June 30, 2021, $28.7 million was raised from the issuance of Series D preferred stock, partially offset by a $8.3 million payment of taxes on promissory notes for employees.

Contractual Commitments

Contractual commitments as of June 30, 2022 are as follows(a):

(in thousands)	Total	Less than 1 year	More than 1 year
Lease liability	$130,289	$16,980	$113,309
Purchase obligations	1,884	1,884	—
Term loan	32,666	16,333	16,333
Financing obligations	4,405	1,197	3,208
Total	$169,244	$36,394	$132,850
(a) This table presents amounts on an undiscounted basis.

Non-GAAP Financial Measures

Non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for, financial information presented in accordance with U.S. GAAP. In addition, other companies, including companies in Volta’s industry, may calculate similarly-titled non-GAAP measures differently, or may use other measures to evaluate their performance, all of which could reduce their comparison usefulness.

In addition to financial results determined in accordance with U.S. GAAP, Volta believes that Earnings Before Income Taxes, Interest, Depreciation and Amortization ("EBITDA") and EBITDA less stock-based compensation and changes in the fair value of warrant liabilities ("Adjusted EBITDA"), as non-GAAP measures, are useful for investors to evaluate its operating performance, as management uses these measures to assess the health of the business, evaluate operating performance, and for internal planning and forecasting purposes. Volta believes that these non-GAAP measures, when used in conjunction with U.S. GAAP, provide meaningful, supplemental information about operating performance and helps illustrate underlying trends for users more consistently with peers or competitors that may have different financing and capital structures or tax rates. Furthermore, these measures are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in the industry, and is a measure contained in our debt covenants.

The following unaudited table presents the reconciliation of net loss, the most directly comparable U.S. GAAP measure, to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(37,434)	$(20,584)	$(85,583)	$(85,755)
Income tax expense	2	24	2	24
Interest expense, net	1,199	1,673	2,512	3,333
Depreciation and amortization	4,617	2,523	8,312	4,696
EBITDA	$(31,616)	$(16,364)	$(74,757)	$(77,702)

Stock-based compensation expense	6,346	1,282	22,831	46,800
Change in fair value of warrant liabilities	(8,151)	(30)	(22,851)	(118)
Adjusted EBITDA	$(33,421)	$(15,112)	$(74,777)	$(31,020)

Critical Accounting Policies and Estimates

There were no material changes from the Critical Accounting Estimates disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. See Note 2 - Summary of Significant Accounting Policies for additional information.

Emerging Growth Company Status

Pursuant to Section 107(b) of the Infrastructure Investment and Jobs Act (the “JOBS Act”), an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by FASB or the SEC either (a) within the same periods as those otherwise applicable to non-emerging growth companies or (b) within the same time periods as private companies. Volta intends to take advantage of the exemption for complying with certain new or revised accounting standards within the same time periods as private companies, such as current expected credit losses and income tax.

Volta also intends to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act, including, but not limited to not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)), reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Volta will cease to be an emerging growth company on the date that is the earliest of (a) the last day of the fiscal year in which it has total annual gross revenues of $1.07 billion or more; (b) December 31, 2025 (the last day of its fiscal year following the fifth anniversary of the date of its initial public offering); (c) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years; and (d) the last day of the fiscal year in which it is deemed to be a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of its common stock held by non-affiliates equals or exceeds $700.0 million as of the last business day of the second fiscal quarter of such fiscal year.

Off-Balance Sheet Arrangements

As of the unaudited condensed consolidated balance sheet dates of June 30, 2022 and December 31, 2021, Volta has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Volta’s operations include activities that are substantially based in the United States. These operations expose Volta to a variety of market risks, including the effects of changes in interest rates and changes in consumer attitudes. Volta monitors and manages exposure as an integral part of its overall risk management program.

Interest rate risk

Volta's Term Loan Facility had a fixed interest rate of 12.0% per annum as of June 30, 2022. Accordingly, because the rate is fixed, a change in market rates would have no impact on Volta’s financial position or results of operations.

Foreign exchange risk

Volta expanded operations internationally during the six months ended June 30, 2022 and is currently exposed to changes in foreign currency exchange rates, however, its international operations were immaterial to the unaudited condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2022.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is accumulated and communicated to management, including our interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weakness

As previously disclosed, in connection with the preparation of Volta’s consolidated financial statements as of and for the years ended December 31, 2021 and 2020, certain material weaknesses were identified in Volta’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Volta’s interim unaudited condensed consolidated or annual consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses were as follows:

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

•Volta did not design and maintain effective controls over certain information technology general controls for information systems that are relevant to the preparation of its unaudited condensed consolidated financial statements. Specifically, Volta did not design and maintain program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately during migration.

These material weaknesses could result in a misstatement of substantially all of Volta’s accounts or disclosures, which would result in a material misstatement to the interim unaudited condensed consolidated or annual consolidated financial statements that would not be prevented or detected. We have concluded that these material weaknesses arose because, as a recently private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

We continue to take actions toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate further action.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Volta may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of its business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. Refer to Note 10 - Commitments and Contingencies and Note 13 - Subsequent Events in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock, including those described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, as updated in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and Risk Factors set forth below. Other than set forth below, there have been no material changes from the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022.

The Company has concluded that there is substantial doubt about its ability to continue as a going concern over the next 12 months. If we are unable to raise additional capital and improve our liquidity position, we will need to significantly curtail our operations, which would have a material adverse effect on our financial condition and results of operations.

The Company has considered conditions and events that provide substantial doubt about the Company’s ability to continue as a going concern for the 12 months following the issuance of the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and, based on reasonable information available, has concluded that there is substantial doubt about its ability to continue as a going concern. If we are unable to raise additional capital and improve our liquidity position, we will need to significantly curtail our operations, modify its strategic plans and/or dispose of certain operations or assets. We cannot assure you that the Company will be able to raise additional funding in amounts necessary to improve our liquidity position or upon terms acceptable to us, if at all. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring additional debt financing or refinancing the Term Loan Facility, the terms of any such debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may significantly restrict our ability to operate our business. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

The Term Loan Agreement contains financial maintenance and reporting covenants and other restrictive covenants that we may not be able to comply with. If we fail to comply with these requirements, and are not granted a waiver by the lenders, it could have a material adverse effect on our financial condition and results of operations.

The Loan Agreement contains financial maintenance and reporting covenants, as well as additional covenants and other restrictions. If we breach any of these covenants or restrictions, we could be in default and the lenders could elect to declare the outstanding principal amount of the indebtedness under the Term Loan Facility, which was $32.7 million as of June 30, 2022, together with accrued and unpaid interest and other fees, if any, immediately due and payable and initiate proceedings against any collateral securing such indebtedness (which could, among other potential outcomes, result in the sale of our assets at a substantial discount). Although we were in compliance with all applicable covenants under the Loan Agreement as of June 30, 2022, events of default occurred and were continuing as of March 30, 2022 and May 11, 2022, which were waived by the lenders. In the event of any future event of default, however, we cannot assure you that the lenders will be willing to grant a similar waiver. Moreover, if we do not raise additional capital, it is unlikely that we will meet the requirements under financial maintenance covenants in the future. Any acceleration of the payment of indebtedness under the Term Loan Facility would have a material adverse effect on our financial condition and results of operations.

In addition, we are required repay the principal amount of the indebtedness under the Term Loan Facility in monthly installments of $1.4 million, with all remaining principal, together with all accrued and unpaid interest, to be paid in full at maturity in June 2024. If we do not have sufficient cash available to meet these payment obligations as they arise or fund our other business needs, we may, among other things, need to refinance all or a portion of the Term Loan Facility, obtain additional financing, delay planned capital expenditures and/or sell assets. We cannot assure you that any of the foregoing actions would be available on terms acceptable to us, if at all. Moreover, if we did not have sufficient cash to make any such payment, we cannot assure you that any of the foregoing actions would raise sufficient funds to avoid the occurrence of an event of default.

The Loan Agreement also limits our ability, among other things, to sell certain assets, create liens and make certain investments or acquisitions, including a requirement that any investments we make in our foreign subsidiaries not exceed 125% of funds deposited into escrow. As of June 30, 2022, we have funded $3.3 million into an escrow account to cover projected investments in our foreign subsidiaries through that date. We will be required to contribute additional funds into the escrow account in order to make additional investments in our foreign subsidiaries. In addition, the Term Loan Facility is secured by liens on substantially all of our domestic assets and those of our subsidiaries.

We cannot assure you that the operating and financial restrictions and covenants in the Loan Agreement will not adversely affect our ability to operate and grow our business or finance our future capital needs. Moreover, any future indebtedness we incur may include similar or other restrictive terms, and we may be required to further encumber our assets.

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
10.1
Term Loan, Guarantee and Security Agreement dated June 19, 2019 by and among Volta Industries Inc., certain subsidiaries thereof, and EICF Agent, LLC, as agent for the lenders, including amendments and waivers thereto.

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
101
The following materials from Volta Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Volta Inc.
(Registrant)

Date:	August 12, 2022	By:	/s/ Vince Cubbage
Vince Cubbage
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2022	By:	/s/ Francois P. Chadwick
Francois P. Chadwick
Chief Financial Officer
(Principal Financial Officer)