Form 10-K/A
period 2021-12-31
Volta Inc.
filed 2022-09-09
CIK 1819584

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Volta Inc.
EXPLANATORY NOTE

Volta Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its original Annual Report on Form 10-K for the period ended December 31, 2021 (the “Original Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022, to amend the certifications filed as Exhibits 31.1 and 31.2 to include paragraph 4(b) as required by Item 601 of Regulation S-K.

This Amendment contains only the Cover Page to this Amendment, this Explanatory Note, Item 15, the Signature Page, and the certifications attached to this Amendment as Exhibits 31.1 and 31.2. No other changes have been made to the Original Form 10-K. This Amendment speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K.

Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC. The filing of this Amendment is not an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.Exhibits. Exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

Auditor Information:
Grant Thornton LLP
San Francisco, California
Audit Firm ID: 248

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

3.2	Bylaws of Volta Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
3.3	Amendment to the Bylaws of Volta Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2022).
4.1
Specimen Class A Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).

4.2
Specimen Class B Common Stock Warrant Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).

Volta Inc.

4.3
Amended and Restated Warrant Agreement, dated August 26, 2021, by and among Volta, Computershare Trust Company, N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2022).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
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

10.12†
Settlement and Release Agreement dated March 26, 2022, by and among Scott Mercer, Volta Inc. and Volta Charging Industries, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2022).

10.13†
Settlement and Release Agreement dated March 26, 2022, by and among Christopher Wendel, Volta Inc. and Volta Charging Industries, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2022).

Volta Inc.

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
23.1***
Consent of Grant Thornton LLP, independent registered public accounting firm of Volta Inc. (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2022).

31.1**	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2**	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1***
Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2022).

32.2***
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2022).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
104***	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101)

* Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
** Filed herewith.
*** Previously filed or furnished, as applicable, with the Original Form 10-K.
† Indicates a management contract or compensatory plan, contract or arrangement.

Volta Inc.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Volta Inc.

Date: September 9, 2022	By:	/s/ Vincent T. Cubbage
Vincent T. Cubbage
Interim Chief Executive Officer
(Principal Executive Officer)

Date: September 9, 2022	By:	/s/ Stephen Pilatzke
Stephen Pilatzke
Chief Accounting Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Vincent T. Cubbage	Interim Chief Executive Officer	September 9, 2022
Vincent T. Cubbage	(Principal Executive Officer)

/s/ Stephen Pilatzke	Chief Accounting Officer	September 9, 2022
Stephen Pilatzke	(Principal Accounting and Financial Officer)

/s/ Eli Aheto	Director	September 9, 2022
Eli Aheto

/s/ Martin Lauber	Director	September 9, 2022
Martin Lauber

/s/ Katherine J. Savitt	Director	September 9, 2022
Katherine J. Savitt

/s/ Bonita C. Stewart	Director	September 9, 2022
Bonita C. Stewart

/s/ John J. Tough	Director	September 9, 2022
John J. Tough