Form 10-Q/A
period 2022-03-31
Volta Inc.
filed 2022-09-09
CIK 1819584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Volta Inc.
EXPLANATORY NOTE

Volta Inc. is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (the “Original Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2022, to amend the certifications filed as Exhibits 31.1 and 31.2 to include paragraph 4(b) as required by Item 601 of Regulation S-K.

This Amendment contains only the Cover Page to this Amendment, this Explanatory Note, Item 6, the Signature Page, and the certifications attached to this Amendment as Exhibits 31.1 and 31.2. No other changes have been made to the Original Form 10-Q. This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q.

Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our other filings with the SEC. The filing of this Amendment is not an admission that the Original Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Part II
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
10.1†
Settlement and Release Agreement dated March 26, 2022, by and among Scott Mercer, Volta Inc. and Volta Charging Industries, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2022).

10.2†
Settlement and Release Agreement dated March 26, 2022, by and among Christopher Wendel, Volta Inc. and Volta Charging Industries, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2022).

31.1*	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1**
Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 13, 2022).

32.2**
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 13, 2022).

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith. ** Previously filed or furnished, as applicable, with the Original Form 10-Q. † Indicates a management contract or compensatory plan, contract or arrangement.

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