Form 10-Q
period 2022-09-30
Volta Inc.
filed 2022-11-14
CIK 1819584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

or

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

The registrant had outstanding 173,446,901 shares of Class A common stock, par value $0.0001 per share, and no shares of Class B common stock, par value $0.0001 per share, outstanding as of November 4, 2022.

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
•competition in the electric vehicle (“EV”) charging market, and the significant competition that we expect to face as the market for EV charging evolves;
•the expectation that we will invest in growth for the foreseeable future, and our ability to manage growth effectively;
•competition affecting our advertising-delivery activities, and the significant competition that we expect to face as the market for out-of-home and digital display media evolves;
•our dependence on strong relationships with real estate and retail site hosts to build out our charging network;
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
•changes in general economic conditions, including the material and adverse negative consequences of the coronavirus disease (“COVID-19”) pandemic and its unfolding impact on the global and national economy and/or as a result of the armed conflict in Ukraine and associated economic sanctions on Russia;
•risks related to natural disasters and health pandemics, including any potential future impact of the COVID-19 pandemic on our business;
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

These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2021, as updated in Part II, Item 1A, “Risk Factors” of our subsequent Quarterly Reports on Form 10-Q, and in our other filings with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not assume any obligation to update any forward-looking statements, even if new information becomes available in the future.

PART 1 - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Volta Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share amounts and par value)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$15,646	$262,260
Accounts receivable, net of allowance for doubtful accounts of $42 and $0, respectively	18,515	12,587
Inventory	2,132	2,726
Prepaid partnership costs	7,965	8,982
Prepaid expenses and other current assets	12,582	12,091
Total current assets	56,840	298,646

Operating lease right-of-use assets, net	95,503	76,364
Property and equipment, net	202,160	97,728
Restricted cash	12,953	—
Other noncurrent assets	742	321
Intangible assets, net	1,254	643
Goodwill	221	221
Total assets	$369,673	$473,923

Liabilities
Current liabilities:
Accounts payable	36,084	18,461
Accrued expenses and other current liabilities	22,322	20,168
Current portion of operating leases	9,082	5,952
Deferred revenue	13,352	8,450
Term loan payable, net of unamortized issuance costs - current	15,998	15,998
Warrant liabilities	5,094	27,071
Total current liabilities	101,932	96,100

Term loan payable, net of unamortized issuance costs and current term loan payable	11,999	23,997
Noncurrent operating leases	81,383	64,422
Other noncurrent liabilities	8,182	7,268
Total liabilities	$203,496	$191,787
Commitments and contingencies

Stockholders’ Equity
Class A and Class B common stock, $0.0001 and $0.0001 par value respectively: 400,000,000 (Class A 350,000,000, Class B 50,000,000) shares authorized as of both September 30, 2022 and December 31, 2021; 169,111,759 (Class A 169,111,759, Class B 0) and 162,105,399 (Class A 152,218,214, Class B 9,887,185) shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	17	16
Additional paid-in capital	722,867	710,638
Accumulated other comprehensive income	134	213
Accumulated deficit	(556,841)	(428,731)
Total stockholders’ equity	166,177	282,136
Total liabilities and stockholders’ equity	$369,673	$473,923

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Volta Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenue
Service	$13,987	$8,058	$36,752	$19,115
Product	124	372	399	670
Other	246	60	936	387
Total operating revenue	14,357	8,490	38,087	20,172

Operating Expense
Service costs (exclusive of depreciation and amortization shown below)	8,665	5,347	27,871	15,087
Product costs (exclusive of depreciation and amortization shown below)	143	528	440	881
Selling, general and administrative	40,015	55,664	140,172	133,873
Depreciation and amortization	5,252	3,116	13,564	7,812
Other operating expense	854	203	2,532	1,067
Total operating expense	54,929	64,858	184,579	158,720
Operating Loss	(40,572)	(56,368)	(146,492)	(138,548)

Other Expense (Income)
Interest expense, net	1,080	1,639	3,592	5,030
Other expense, net	—	188	—	467
Change in fair value of warrant liabilities	873	11,554	(21,978)	11,436
Total other expense (income)	1,953	13,381	(18,386)	16,933
Loss Before Income Taxes	(42,525)	(69,749)	(128,106)	(155,481)
Income tax expense	2	—	4	24
Net Loss	$(42,527)	$(69,749)	$(128,110)	$(155,505)

Other Comprehensive Loss
Foreign currency translation adjustment	(137)	—	(79)	—
Total Comprehensive Loss	$(42,664)	$(69,749)	$(128,189)	$(155,505)

Weighted-average Class A common stock outstanding, basic and diluted	168,750,399	65,923,212	163,265,514	27,998,369
Net loss per share Class A common stock, basic and diluted	$(0.25)	$(0.94)	$(0.76)	$(4.20)
Weighted-average Class B common stock outstanding, basic and diluted	—	8,481,143	6,077,937	8,998,756
Net loss per share Class B common stock, basic and diluted	$—	$(0.94)	$(0.76)	$(4.20)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Volta Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	162,105	$16	$710,638	$213	$(428,731)	$282,136
Issuance of common stock upon exercise of options	139	—	144	—	—	144
Stock-based compensation expense - options	—	—	16,485	—	—	16,485
Other comprehensive gain/loss	—	—	—	88	—	88
Net loss	—	—	—	—	(48,149)	(48,149)
Balance at March 31, 2022	162,244	$16	$727,267	$301	$(476,880)	$250,704
Issuance of common stock upon exercise of options	386	—	229	—	—	229
Stock-based compensation expense	—	—	6,740	—	—	6,740
Issuance of common stock upon the settlement of vested restricted stock units, net of shares withheld for taxes	5,343	1	(16,555)	—	—	(16,554)
Issuance of common stock for patent acquisitions	150	—	369	—	—	369
Forfeiture of shares to settle promissory notes	(71)	—	—	—	—	—
Other comprehensive gain/loss	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(37,434)	(37,434)
Balance at June 30, 2022	168,052	$17	$718,050	$271	$(514,314)	$204,024
Issuance of common stock upon exercise of options	985	—	503	—	—	503
Issuance of common stock upon equity offering	75	—	(230)	—	—	(230)
Stock-based compensation expense	—	—	4,544	—	—	4,544
Other comprehensive gain/loss	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	(42,527)	(42,527)
Balance at September 30, 2022	169,112	$17	$722,867	$134	$(556,841)	$166,177

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Volta Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	76,494	$182,599	24,696	$1	$13,233	$(152,136)	$(138,902)
Issuance of Series D preferred stock	2,256	13,721	—	—	—	—	—
Issuance of Series D preferred stock - related party	2,466	15,000	—	—	—	—	—
Issuance costs - Series D	—	(1,290)	—	—	—	—	—
Issuance of restricted stock awards - related party	—	—	6,917	1	40,236	—	40,237
Issuance of common stock upon exercise of options	—	—	619	1	863	—	864
Stock-based compensation expense - options	—	—	—	—	5,283	—	5,283
Net loss	—	—	—	—	—	(65,171)	(65,171)
Balance at March 31, 2021	81,216	$210,030	32,232	$3	$59,615	$(217,307)	$(157,689)
Issuance of common stock upon exercise of options	—	—	384	1	223	—	224
Stock-based compensation expense	—	—	—	—	1,282	—	1,282
Issuance of common stock upon exercise of warrants - related party	—	—	182	—	1	—	1
Issuance of common stock for acquisition of 2Predict	—	—	182	—	1,220	—	1,220
Net loss	—	—	—	—	—	(20,584)	(20,584)
Balance at June 30, 2021	81,216	$210,030	32,980	$4	$62,341	$(237,891)	$(175,546)
Reverse recapitalization	(81,216)	(210,030)	81,216	8	210,030	—	210,038
TAC shares recapitalized, net of redemptions and equity issuance costs	—	—	48,907	5	323,018	—	323,023
Transaction costs related to reverse recapitalization	—	—	—	—	(8,307)	—	(8,307)
Recognition of exercise of options, net of forfeiture of shares, upon settlement of promissory notes	—	—	(1,869)	—	(9,272)	—	(9,272)
Issuance of common stock upon exercise of options	—	—	231	—	208	—	208
Issuance of common stock upon net exercise of warrants	—	—	442	—	1,944	—	1,944
Stock-based compensation expense	—	—	—	—	31,312	—	31,312
Net loss	—	—	—	—	—	(69,749)	(69,749)
Balance at September 30, 2021	—	$—	161,907	$17	$611,274	$(307,640)	$303,651

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Volta Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(128,110)	$(155,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in the carrying amount of ROU assets	7,917	3,211
Depreciation and amortization	13,564	7,812
Stock-based compensation, net of amounts capitalized	27,207	78,112
Amortization of debt issuance costs	251	252
Revaluation of warrant liabilities to estimated fair value	(21,978)	11,436
Expenses related to invoices in dispute	—	624
Loss on disposal of property and equipment and inventory	3,325	542
Changes in operating assets and liabilities	(21,753)	486
Net cash used in operating activities	(119,577)	(53,030)

Cash Flows From Investing Activities:
Purchase of property and equipment	(80,223)	(32,388)
Capitalization of internal-use software	(4,546)	422
Acquisition of technology patent	(875)	—
Acquisition of 2Predict	—	(200)
Net cash used in investing activities	(85,644)	(32,166)

Cash Flows From Financing Activities:
Due from employees for taxes paid on partial recourse notes	—	(8,340)
Proceeds from issuance of Series D preferred stock	—	28,721
Payments of long-term debt	(12,250)	(4,084)
Proceeds from exercise of stock options	877	1,296
Proceeds from issuance of common stock upon equity offering, net of fees	137	—
Taxes paid related to net share settlement of equity awards	(16,554)	—
Payment of issuance costs related to Series D and D-1 preferred stock	—	(1,290)
Payment of financing activity principal	(571)	(452)
Proceeds from reverse recapitalization and PIPE financing	—	350,100
Payment of transaction costs related to reverse recapitalization	—	(8,307)
Net cash (used in) provided by financing activities	(28,361)	357,644

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(79)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(233,661)	272,448
Cash, cash equivalents, and restricted cash at beginning of period	262,260	58,806
Cash, cash equivalents, and restricted cash at end of period	$28,599	$331,254

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$15,646	$331,254
Restricted cash	12,953	—
Total cash, cash equivalents, and restricted cash	$28,599	$331,254
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 - Description of Business

Volta Inc. (“Volta”, the “Company”, “our”, “we”, or “its”) operates a network of smart media-enabled charging stations for electric vehicles ("EV") across the U.S. and Europe. Revenue is primarily derived by selling paid advertising on our media-enabled charging station network, and installing and maintaining charging stations. The Company is headquartered in San Francisco, California.

On August 26, 2021 (“Closing Date”), Tortoise Acquisition Corp. II (“Tortoise Corp II”) consummated a reverse recapitalization (the “Reverse Recapitalization”) contemplated by the Business Combination Agreement and Plan of Reorganization, dated as of February 7, 2021 (the “Business Combination Agreement”), by and among Tortoise Corp II, SNPR Merger Sub I, Inc., SNPR Merger Sub II, LLC, and Volta Industries, Inc. (“Legacy Volta”). On the Closing Date, and in connection with the closing contemplated by the Business Combination Agreement (the “Closing”), Tortoise Corp II was renamed Volta Inc. and began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “VLTA”. The Company’s warrants exercisable for $11.50 per share of Volta’s Class A common stock (the “Public Warrants”) also trade on the NYSE under the ticker symbol “VLTA WS”.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Volta and its wholly-owned subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes in the Company’s Form 10-K for the year ended December 31, 2021.

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

Concentration of risk

As of September 30, 2022, three customers accounted for 22.0%, 20.1%, and 14.5% of the Company’s accounts receivable balance, respectively. As of December 31, 2021, three customers accounted for 30.5%, 22.0% and 18.7% of the Company’s accounts receivable balance, respectively. For the three months ended September 30, 2022, three customers accounted for 25.5%, 14.0% and 11.8% of the Company’s revenue, respectively. For the nine months ended September 30, 2022, two customers accounted for 19.7% and 19.1% of the Company’s revenue, respectively. For the three months ended September 30, 2021, two customers accounted for 39.5% and 12.2% of the Company’s revenue, respectively. For the nine months ended September 30, 2021, two customers accounted for 29.1% and 11.7% of the Company’s revenue, respectively. Revenue generated by these customers arises from a portfolio of contracts with multiple, separate, legal entities. The Company mitigates concentration risk as all contracts are executed with these separate, legal entities.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
As of September 30, 2022 and December 31, 2021, no supplier accounted for more than 10.0% of the Company’s accounts payable orders. The Company mitigates concentration risk by maintaining contracts and agreements with alternative suppliers and is actively expanding its supplier network.

COVID-19 and supply chain impact

There continues to be widespread impact from the COVID-19 pandemic. We have experienced and are experiencing varying levels of inflation resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased raw material and labor costs and other disruptions caused by the COVID-19 pandemic and general global economic conditions. We continue to monitor the ongoing and dynamic impacts of COVID-19, as well as guidance from federal, state and local public health authorities, but we cannot predict the duration of the COVID-19 pandemic or global economic trends. The estimates of the impact of the COVID-19 pandemic on Volta’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact, including any new variants that may arise, and the economic impact on local, regional, national and international markets.

Liquidity Concern

The Company’s unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management has considered conditions and events which provide substantial doubt about the Company’s ability to continue as a going concern over the 12 months following the issuance of the unaudited condensed consolidated financial statements. The Company concluded that there is substantial doubt about the Company’s ability to continue as a going concern in the next 12 months based on reasonable information available as of the date of this analysis. No assurances can be provided that additional funding will be available at terms acceptable to the Company, if at all. If the Company is unable to raise additional capital, the Company will need to significantly curtail its operations, modify strategic plans and/or dispose of certain operations or assets.

During the three months ended September 30, 2022, the Company received net proceeds of $0.1 million from the sale of 74,444 shares of Class A common stock issued in “at-the-market” offerings pursuant to a Controlled Equity Offering Sales AgreementSM dated September 26, 2022. The offer and sale of these shares has been registered under the Securities Act, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-267374) (the “Registration Statement”), which was originally filed with the Securities and Exchange Commission (“SEC”) on September 12, 2022 and declared effective by the SEC on September 20, 2022, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed with the SEC on September 26, 2022. For more information, see Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Financial Condition, Liquidity, and Capital Resources - Shelf Registration Statement and At-the-Market Equity Offerings.

As of September 30, 2022, the Company had $28.6 million outstanding on a term loan. The term loan agreement requires the Company to be in compliance with certain financial covenants, including maintaining a minimum cash balance and total and average revenue covenants. If the Company does not raise additional capital it is unlikely the financial requirements will be met in future periods and the lenders will have the right to exercise remedies, including an increase in the interest rate by 3.0% per annum, and an option to require repayment of the loan in the event of default. The Company would then be required to reclassify the $12.3 million noncurrent portion of the loan to current. For more information on the term loan agreement, see Note 6 - Debt.

Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Instruments (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU 2019-11, and ASU 2022-02. The guidance amended reporting requirements for credit losses for assets held at amortized cost basis and available-for-sale debt securities. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. ASU 2016-13, as subsequently amended for various technical issues, is effective for smaller reporting companies following private company adoption dates for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years. The Company will adopt this ASU effective January 1, 2023 and does not expect it will have a material impact on its unaudited condensed consolidated financial statements.

Note 3 - Revenue

Disaggregation of revenue

The Company’s operations represent a single operating segment based on how the Company and its chief operating decision maker manage the business. The Company disaggregates revenue by major category, as shown below, based on what it believes are the primary economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows from these customer contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Media	$12,245	$7,360	$29,584	$17,373
Network development	1,878	1,071	7,670	2,412
Charging network operations	38	(1)	408	—
Network intelligence	196	60	425	387
Total operating revenue	$14,357	$8,490	$38,087	$20,172

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

In arrangements where the Company pays consideration to a customer for a distinct good or service, the consideration payable to a customer is limited to the fair value of the distinct good or service received by the customer. If the contractual payments for the location lease of this arrangement are in excess of fair value, then the Company will estimate the excess contractual payments over fair value and record that amount as a reduction to the transaction price in the arrangement. The Company reduced the transaction price and recognized consideration payable to a customer of $0.1 million for each of the three months ended September 30, 2022 and 2021,

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Charging network operations

Charging network operations revenue is primarily generated by selling regulatory credits or California's Low-Carbon Fuel Standard (“LCFS”) credits to other regulated entities and pay-for-use charging. Charging network operations revenue is recorded in other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Revenue from driver charging sessions and charging transaction fees is recognized at the point in time the charging session or transaction is completed. The Company is transitioning to a pay-for-use charging model and charging revenue has been insignificant as of September 30, 2022. Costs associated with charging network operations are comprised of a minor amount of personnel-related costs which are presented in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Network intelligence

Network intelligence revenue is generated through the delivery of Software as a Service (“SaaS”) to the customer. Network intelligence revenue is recorded in other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Remaining performance obligations

The transaction price allocated to remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that are expected to be recognized as revenue in future periods and excludes the performance obligations that are subject to cancellation terms. The remaining performance obligations related to advertising services, the sale of media-enabled charging stations, installation services and SaaS are recorded within deferred revenue and other noncurrent liabilities on the accompanying unaudited condensed consolidated balance sheets. The total remaining performance obligations, excluding advertising services contracts that have a duration of one year or less, were $31.7 million and $31.4 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the Company expects to recognize approximately 54.0% of its remaining performance obligations as revenues in the next twelve months, and the remainder thereafter.

Deferred revenue

The Company recognized $1.7 million and $0.8 million of revenue during the three months ended September 30, 2022 and 2021, respectively, and $6.9 million and $1.8 million during the nine months ended September 30, 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of the period. As of September 30, 2022, deferred revenue related to customer payments amounted to $13.9 million, of which, $13.4 million is expected to be recognized during the succeeding twelve-month period and is therefore presented as current.

Unbilled receivables

Unbilled receivables result from amounts recognized as revenues but not yet invoiced as of the unaudited condensed consolidated balance sheet date. As of September 30, 2022 and December 31, 2021, the Company had $1.1 million and $0.8 million, respectively, in unbilled receivables which are included in the accounts receivable balance.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 4 - Fair Value Measurements

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis.

(in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
September 30, 2022
Term loan	$27,997	$28,869	$—	$28,869	$—
Public warrants	3,017	3,017	3,017	—	—
Private warrants	2,077	2,077	—	—	2,077
Total	$33,091	$33,963	$3,017	$28,869	$2,077

December 31, 2021
Term loan	$39,995	$41,242	$—	$41,242	$—
Public warrants	16,035	16,035	16,035	—	—
Private warrants	11,036	11,036	—	—	11,036
Total	$67,066	$68,313	$16,035	$41,242	$11,036

Level 2 valuation - senior secured term loan

The Company measures the fair value of the senior secured term loan using discounted cash flows and market-based expectations for credit risk and market risk.

Level 3 valuation - Private Warrants

As of September 30, 2022 and December 31, 2021, the Company has Private Warrants (the “Private Warrants”) measured at fair value on a recurring basis using the Binomial Lattice Model (“BLM”). The BLM’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Closing Date and as of subsequent valuation dates was derived from observable Public Warrants pricing. Accordingly, the Private Warrants are classified as Level 3 financial instruments. See Note 7 - Warrants for additional information. The following table provides quantitative information regarding Level 3 Private Warrants fair value measurements inputs at their measurement dates:

	September 30, 2022	December 31, 2021
Expected dividend yield	—%	—%
Risk-free interest rate	4.1%	1.2%
Expected volatility	750.0%	132.5%
Expected term (in years)	3.9	4.5

The Private Warrants were valued as of September 30, 2022 using the estimated fair value price of $0.35 per Private Warrant.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
The changes in the fair values of the Level 3 financial instruments for the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021 were as follows:

(in thousands)	Amount
Balance at June 30, 2022	$1,721
Increase in fair value of Private Warrants	356
Balance at September 30, 2022	$2,077

Balance at June 30, 2021	$580
Increase in fair value of Legacy Volta preferred stock warrants(a)	1,364
Release of liability upon exercise of Legacy Volta preferred stock warrants(a)	(1,944)
Addition of Private Warrants	11,036
Increase in fair value of Private Warrants	4,153
Balance at September 30, 2021	$15,189

Balance at December 31, 2021	$11,036
Decrease in fair value of Private Warrants	(8,959)
Balance at September 30, 2022	$2,077

Balance at December 31, 2020	$698
Increase in fair value of Legacy Volta preferred stock warrants(a)	1,246
Release of liability upon exercise of Legacy Volta preferred stock warrants(a)	(1,944)
Addition of Private Warrants	11,036
Increase in fair value of Private Warrants	4,153
Balance at September 30, 2021	$15,189
(a) The Legacy Volta preferred stock warrants, previously classified as Level 3 financial instruments, were exercised during the third quarter of 2021 just prior to the Closing Date.

There were no transfers into or out of Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2022 and 2021.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 5 - Condensed Consolidated Financial Statement Details

Balance Sheet Details

The following tables provide details of selected balance sheet items:

Property and equipment, net:

(in thousands)	September 30, 2022	December 31, 2021
Charging stations and digital media screens	$125,574	$79,104
Construction in progress: stations	95,783	33,434
Capitalized research and development equipment	2,444	2,689
Development in progress: software	4,415	86
Computer and office equipment	1,725	1,459
Leasehold improvements	1,990	856
Capitalized software	1,651	888
Furniture	229	229
Other fixed assets	4,528	3,736
Total property and equipment	238,339	122,481
Less: accumulated depreciation and amortization	(36,179)	(24,753)
Property and equipment, net	$202,160	$97,728

Construction in progress is composed primarily of charging stations that are pending installation completion. Losses related to abandoned construction in progress and other property and equipment of $1.0 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $3.3 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively, were recognized in other operating expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Intangible assets, net:

	September 30, 2022			December 31, 2021
(in thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patent	$1,244	$35	$1,209	$—	$—	$—
Intellectual property	1,200	1,155	45	1,200	557	643
	$2,444	$1,190	$1,254	$1,200	$557	$643

In June 2022, the Company acquired $1.2 million of technology patents which have a useful life of 9 years.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Depreciation and amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Depreciation	$5,016	$2,914	$12,931	$7,457
Intangible amortization	236	202	633	355
Total depreciation and amortization	$5,252	$3,116	$13,564	$7,812

Estimated future amortization expense for intangible assets is as follows:

(in thousands)	September 30, 2022
Remainder of 2022	$79
2023	138
2024	138
2025	138
2026	138
Thereafter	623
Total	$1,254

Accrued expenses and other current liabilities:

(in thousands)	September 30, 2022	December 31, 2021
Charging station expenses	$11,680	$5,393
Employee related expenses	7,086	9,239
Lease incentive liability	1,809	2,354
Severance	1,006	—
Accrued interest	—	1,294
Deposit liability	—	850
Other	741	1,038
Total accrued expenses and other current liabilities	$22,322	$20,168

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Supplemental Cash Flow Information

The following tables provide details of selected cash flow information:

Changes in operating assets and liabilities:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Accounts receivable	$(5,852)	$(2,510)
Inventory	594	2,285
Prepaid expenses and other current assets	(791)	(8,914)
Prepaid partnership costs	(305)	(1,941)
Operating lease right-of-use assets	546	(487)
Other noncurrent assets	(421)	324
Accounts payable	1,131	19,851
Accrued expenses and other current liabilities	(17,074)	(6,199)
Accrued interest	(1,294)	—
Deferred revenue	4,212	(697)
Operating lease liability	(6,824)	(1,730)
Other noncurrent liabilities	4,325	504
Total change in operating assets and liabilities:	$(21,753)	$486

Supplemental disclosures of cash flow information:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for interest	$4,633	$4,649

Non-cash investing and financing activities:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Purchases of property and equipment not yet settled	$39,160	$13,894
ROU assets obtained in exchange for operating lease liabilities	$26,915	$14,211
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$—	$210,030
Transaction costs not yet paid	$—	$1,847
Cashless exercise of Legacy Volta preferred stock warrants	$—	$1,944
Forfeiture of shares to settle promissory notes collateralized to common stock	$—	$9,272
Common stock issued for acquisition of 2Predict	$—	$1,221
Fair value of 2Predict assets acquired	$—	$1,200
Fees related to equity offering not yet paid	$367	$—
Issuance of common stock for patent acquisition	$369	$—
Stock-based compensation capitalized to internal-use software	$562	$—

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 6 - Debt

Outstanding debt is as follows:

(in thousands)	September 30, 2022	December 31, 2021
Term loan payable (a) (b)	$28,583	$40,833
Less: term loan - current portion	(15,998)	(15,998)
Less: unamortized debt issuance costs	(586)	(838)
Term loan payable - noncurrent portion	$11,999	$23,997
(a) The term loan bears interest on the total outstanding balance at 12.0% per annum and is secured by certain qualifying assets of the Company. Principal payments are due in equal monthly installments beginning on July 1, 2021 and matures on June 19, 2024.
(b) Accrued interest on the term loan payable was $0.0 million and $1.3 million at September 30, 2022 and December 31, 2021, respectively.

Term loan payable

In June 2019, the Company entered into a term loan agreement that was subsequently amended. The term loan agreement, as amended, provides a senior secured term loan facility of up to $49.0 million. Total payments on the principal balance for the nine months ended September 30, 2022 were $12.2 million. The term loan agreement contains certain covenants pertaining to reporting and financial requirements, as well as negative and affirmative covenants. If the Company does not meet its reporting and financial requirements, the lenders have the right to request remedies, including an increase in the interest rate by 3.0% per annum, and an option to require repayment of the loan in the event of default. The Company is in compliance with all covenants in relation to the period ended September 30, 2022. In March 2022 certain additional covenants pertaining to investments by the Company in its foreign subsidiaries Volta Canada Inc., Volta Charging Germany GmbH and Volta France SARL were implemented through an amendment to the term loan agreement. The amendment requires that investments in such foreign subsidiaries shall not exceed 125% of funds held in escrow. As of September 30, 2022, the Company has funded $12.9 million into an escrow account to cover projected investments in such foreign subsidiaries, which is presented as restricted cash on the accompanying unaudited condensed consolidated balance sheets. The term loan agreement was further amended in September 2022 to permit the Company to sell shares of its common stock in at-the-market offerings. In October 2022, pursuant to a limited waiver to the term loan agreement, the Company released all of the funds in the escrow account of $12.9 million to the agent as a voluntary prepayment of the obligations owed under the term loan. The limited waiver maintains the funding requirement for the escrow account and extends it to include Volta Rakko B.V. and Rakko Holding B.V. in the Netherlands. For more information on the limited waiver and voluntary prepayment, see Note 13 - Subsequent Events. For more information on the term loan agreement, see Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Financial Condition, Liquidity, and Capital Resources - Term Loan.

Future payments for the term loan are as follows:

(in thousands)	September 30, 2022
Remainder of 2022	$4,083
2023	16,333
2024	8,167
Total	$28,583

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 7 - Warrants

Legacy Volta common stock warrants and Public and Private Warrants

As of September 30, 2022 and December 31, 2021, 9,773,835 Legacy Volta Class A common stock warrants were outstanding. As of September 30, 2022 and December 31, 2021, 5,933,333 and 8,621,440 Private and Public Warrants, respectively, were outstanding. There was no warrant exercise activity during the three and nine months ended September 30, 2022. There were 188,638 shares of Legacy Volta Class A common stock warrants exercised during the three and nine months ended September 30, 2021 through a cashless exercise. Additionally, there were 75 Public Warrants and no Private Warrants exercised during the three and nine months ended September 30, 2021.

Note 8 - Stock Incentive Plans and Equity Awards

Shares reserved for issuance

The Company has the following shares of common stock reserved for issuance, on an as-if converted basis:

	September 30, 2022	December 31, 2021
Shares available for grant – 2021 Equity incentive plan	23,493,625	14,357,382
Unvested restricted stock units	20,706,821	29,688,046
Legacy Volta Class A common stock warrants	9,773,835	9,773,835
Options outstanding	6,912,765	11,464,745
Outstanding Public Warrants	8,621,440	8,621,440
Outstanding Private Warrants	5,933,333	5,933,333
Shares available for purchase - 2021 ESPP plan	3,715,944	3,715,944
Vested restricted stock units, not yet released	93,062	—
Total shares of common stock reserved	79,250,825	83,554,725

Employee stock purchase plan

No offerings or purchases of common stock shares took place under the employee stock purchase plan during the three and nine months ended September 30, 2022.

Equity incentive plans

2021 Equity Incentive Plan

As of September 30, 2022, 23,493,625 shares of common stock were available and reserved for issuance under the Company’s 2021 equity incentive plan for stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance-based awards.

Founder Incentive Plan

On April 1, 2022, 10,500,000 vested RSUs issued under the Founder Incentive Plan (“FIP”) to Scott Mercer and Christopher Wendel (the “Founders”) were net-settled into 5,342,874 shares of Class A common stock. See RSUs below for additional information.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Stock option activity

Stock option activity for the nine months ended September 30, 2022 is as follows:

	Number of options outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2021	11,464,764	$2.66	8.3	$53,695
Options granted	—	—	—	—
Options exercised	(1,718,446)	0.70
Options forfeited	(2,473,816)	3.66
Options expired	(359,737)	2.73
Balance at September 30, 2022	6,912,765	$2.78	7.5	$996

Options vested and exercisable as of December 31, 2021	4,830,158	$1.30	7.4	$29,176
Options vested and exercisable as of September 30, 2022	4,803,024	$2.34	7.2	$917

The total fair value of options vested during the three months ended September 30, 2022 and 2021 was $1.4 million and $1.6 million, respectively. The total fair value of options vested during the nine months ended September 30, 2022 and 2021 was $7.2 million and $7.4 million, respectively.

RSUs

A summary of RSU activity for the nine months ended September 30, 2022 is as follows:

	Number of shares
	Service-based	Performance-based	Market-based	Total	Weighted-average grant date fair value
Balance at December 31, 2021	16,291,266	3,375,000	10,021,743	29,688,009	$10.70
RSUs granted	14,596,177	—	111,168	14,707,345	2.95
RSUs vested	(10,593,062)	—	—	(10,593,062)	9.25
RSUs forfeited	(9,559,895)	(3,375,000)	(160,576)	(13,095,471)	9.09
Balance at September 30, 2022	10,734,486	—	9,972,335	20,706,821	$7.47
RSUs vested, not yet released as of September 30, 2022	93,062				$3.34

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

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
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

Restricted stock awards

There were no restricted stock awards (“RSA”) granted during the nine months ended September 30, 2022.

Stock-based compensation

Stock-based compensation expense, net of capitalized amounts, was $4.4 million and $31.3 million for the three months ended September 30, 2022 and 2021, respectively, and $27.2 million and $78.1 million for the nine months ended September 30, 2022 and 2021, respectively, and is recorded in selling, general and administrative in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2022, the Company capitalized stock-based compensation of $0.2 million and $0.6 million, respectively, related to internal-use software development costs. During the three and nine months ended September 30, 2021, the Company did not capitalize any stock-based compensation related to internal-use software development costs.

Compensation cost associated with market-based RSUs is recognized over the requisite service period using the accelerated attribution method even if the market condition is never satisfied. For the nine months ended September 30, 2022, the Company recognized $9.4 million in compensation costs associated with market-based RSUs.

No compensation cost has been or will be recognized for the performance-based RSUs, as they were forfeited entirely on March 26, 2022 prior to achievement.

As of September 30, 2022, the Company had unrecognized employee stock-based compensation expense of $38.8 million relating to stock options and RSUs of $6.3 million and $32.5 million, respectively, which is expected to be recognized over an estimated weighted-average period of approximately 2.1 years and 2.9 years, respectively.

The following weighted-average assumptions were used in calculating fair values of market-based RSUs during the nine months ended September 30, 2022:

Market-based RSUs
Expected dividend yield	—%
Risk-free interest rate	1.5%
Expected volatility	90.0%
Expected term (in years)	4.6
At the time of stock option grants, the Company had limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Therefore, the expected term of options granted is based on the “simplified method” of expected life. There were no options granted during the nine months ended September 30, 2022 and therefore no fair value calculations are required.

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

In accordance with Mr. DeGraw’s settlement and consulting agreement, unvested RSU awards and stock options were modified on the date of termination of Mr. DeGraw’s employment to accelerate the vesting in full and to extend the post-termination exercise period upon the condition that Mr. DeGraw serve as a consultant to the Company through the first anniversary of the termination date. With the exception of two option grants held by Mr. DeGraw, all of the stock options had previously been exercised with a partial recourse note which was settled prior to the completion of the Reverse Recapitalization. The unvested portion of those early exercised option grants was also modified to accelerate vesting; the effect of this modification was to release the repurchase right for those early exercised options. The stock option modifications were measured as the excess of the fair value of the modified awards over the fair value of the original awards immediately before the modifications. The fair values immediately after these modifications were determined using the closing price of the Company’s common stock on the modification date for the shares already held by Mr. DeGraw through exercise with and settlement of partial recourse notes, which shares were released from the Company’s repurchase right under the respective early exercise agreements.

Additionally, vested unexercised stock options were modified on the termination date to extend the post-termination exercise period from 90 days to the contractual term of the options. The vested stock option modifications were measured as the excess of the fair value of the modified awards over the fair value of the original awards immediately before the modification determined using a Black-Scholes model. Assumptions used to calculate incremental expense for the modified vested stock options during the nine months ended September 30, 2022 were as follows:

Nine Months Ended September 30, 2022
Expected dividend yield	—%
Risk-free interest rate	1.2% - 2.9%
Expected volatility	52.4% - 61.9%
Expected term (in years)	0.3 - 8.6

The incremental stock-based compensation expense relating to these modifications was recognized in full in the period of Mr. DeGraw’s termination as there is no further substantive service required for the awards to vest. Further, the Company reversed the expense previously recorded for the RSUs in accordance with Accounting Standards Codification (“ASC”) Topic 718 as the awards were unvested and effectively forfeited and replaced by new RSUs with no service requirement before the completion of the derived requisite service period of the original awards. There was no previously recorded expense for unvested options.

The components of stock-based compensation expense recorded with respect to the modified awards are as follows:

(in thousands)	Nine Months Ended September 30, 2022
Reversal of previously recorded RSU expense	$(605)
Incremental expense for modified RSUs	1,018
Incremental expense for modified stock options	804
Total stock-based compensation expense	$1,217

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Scott Mercer and Chris Wendel Modification

On March 26, 2022, Scott Mercer and Chris Wendel (the “Executives”) resigned from the Company’s board of directors (the “Board”), and Mr. Wendel also resigned as an employee and officer of the Company. Mr. Mercer’s resignation as an employee and officer of the Company was effective as of April 15, 2022.

In accordance with the separate settlement and release agreements, dated as of March 26, 2022, between the Company and Mr. Mercer and Mr. Wendel, respectively, unvested RSU awards with market-based vesting conditions, 5,250,000 of which were held by Mr. Mercer and 4,500,000 of which were held by Mr. Wendel, granted on November 15, 2021, were modified on their respective termination dates to eliminate the service requirement (to be an active employee on the date of achievement of the market condition). Additionally, the unvested stock options held by Mr. Mercer as of April 15, 2022 were modified to accelerate the vesting and vest in full on April 15, 2022. Substantially all of the stock options for the Founders had previously been exercised with partial recourse notes, which were settled prior to the completion of the Reverse Recapitalization. The unvested portion of those early exercised option grants was also modified to accelerate vesting as of each Founder’s termination date; the effect of this modification was to release the repurchase right for those early exercised options. The stock option and market-based RSU modifications were measured as the excess of the fair value of the modified awards over the fair value of the original awards immediately before the modifications. The fair values immediately after these modifications were determined using a BLM for the market-based RSUs, the Black-Scholes model for the unexercised stock option for Mr. Mercer, and the closing price of the Company’s common stock on the modification date for the shares already held by the Founders through exercise with and settlement of partial recourse notes, which shares were released from the Company’s repurchase right under the respective early exercise agreements.

The incremental stock-based compensation expense relating to these modifications has been recorded in full in the period of each Founder’s respective termination as there is no further service requirement from either Founder. Further, the Company has reversed expense previously recorded for the market-based RSUs in accordance with ASC Topic 718 as the awards were unvested and effectively forfeited and replaced by new market-based RSUs with no service requirement before the completion of the derived requisite service period of the original awards.

The components of stock-based compensation expense recorded for modified awards are as follows:

	Nine Months Ended September 30, 2022
(in thousands)	Chris Wendel	Scott Mercer (a)
Reversal of previously recorded market-based RSU expense	$(9,879)	$(11,526)
Incremental expense for modified market-based RSUs	13,290	15,505
Incremental expense for modified stock options	3,662	3,451
Total stock-based compensation expense	$7,073	$7,430
(a) For Mr. Mercer’s stock options, the Company recorded stock-based compensation expense of $0.1 million for the nine months ended September 30, 2022 for awards that continued to vest until his termination on April 15, 2022.

Assumptions used to calculate incremental expense for the modified market-based RSUs using a Monte Carlo valuation during the nine months ended September 30, 2022 were as follows:

Nine Months Ended September 30, 2022
Expected dividend yield	—%
Risk-free interest rate	2.5%
Expected volatility	90.0%
Expected term (in years)	4.4

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
All other outstanding unvested equity awards held by the Founders, consisting of 4,000,000 RSUs granted in the fourth quarter of 2021 and 923,695 RSUs granted in the first quarter of 2022 to Mr. Mercer and 2,750,000 RSUs granted in the fourth quarter of 2021 and 742,972 RSUs granted in the first quarter of 2022 to Mr. Wendel were forfeited as of March 26, 2022. This resulted in the reversal of previously recognized stock-based compensation expense of approximately $0.7 million for Mr. Wendel and $1.0 million for Mr. Mercer related to the grants of RSUs for the nine months ended September 30, 2022.

The incremental stock-based compensation and reversal of previously recorded stock-based compensation was recorded in selling, general and administrative in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2022.

Note 9 - Net Loss Per Share

The following table presents basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A Common Shares	Class B Common Shares(a)	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares

Numerator:
Net loss	$(42,527)	$—	$(61,799)	$(7,950)	$(123,511)	$(4,599)	$(117,682)	$(37,823)
Denominator:
Basic shares:
Weighted-average common shares outstanding - basic	168,750,399	—	65,923,212	8,481,143	163,265,514	6,077,937	27,998,369	8,998,756
Diluted shares:
Weighted-average common shares outstanding - diluted	168,750,399	—	65,923,212	8,481,143	163,265,514	6,077,937	27,998,369	8,998,756
Net loss per share attributable to common stockholders:
Basic	$(0.25)	$—	$(0.94)	$(0.94)	$(0.76)	$(0.76)	$(4.20)	$(4.20)
Diluted	$(0.25)	$—	$(0.94)	$(0.94)	$(0.76)	$(0.76)	$(4.20)	$(4.20)
(a) As of September 30, 2022, there was no remaining Class B common stock outstanding and consequently an allocation of net loss to Class B common shares was not required for the three months ended September 30, 2022.

The following weighted-average shares of the potentially dilutive outstanding securities for the three and nine months ended September 30, 2022 and 2021 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive given the net loss attributable to common shares. Therefore, the diluted net loss per share is the same as the basic net loss per share for the periods presented.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

	September 30, 2022	September 30, 2021
Anti-dilutive securities:
Outstanding stock options	6,912,765	11,881,500
Warrants for common stock	24,328,608	24,328,810
Options and RSAs exercised under notes receivables	—	1,911,529
Unvested RSUs	20,706,821	10,500,000
Vested RSUs not yet released	93,062	—
Total anti-dilutive securities	52,041,256	48,621,839

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

The complaints in the Kampe Action and the Alvarez Action (collectively, the “Shareholder Securities Lawsuits”) assert similar allegations and, in general, allege that the defendants violated the Securities Exchange Act of 1934 (the “Exchange Act”) by making materially false and misleading statements regarding the Company’s business, operations and prospects. The Kampe Action and the Alvarez Action have been transferred to the same judge, who is considering pending motions for appointment of a lead plaintiff and for consolidation. The plaintiff in each Shareholder Securities Lawsuit seeks to represent a class of persons or entities that purchased Volta securities between August 2, 2021 and March 28, 2022 and seeks unspecified damages, attorneys’ fees and other relief. The Company is unable to estimate the potential loss or range of loss, if any, associated with the Shareholder Securities Lawsuits, which could materially and adversely impact its business, results of operations, financial condition, cash flows and prospects.

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

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
(the “Edwards Derivative Action” and, together with the Gervat, Heil, Eddy and Gennett Derivative Actions, the “Derivative Actions”), filed on August 1, 2022.

The complaints in the Derivative Actions assert similar claims on behalf of the Company against the individual defendants for alleged breach of fiduciary duty and, except in the Gennett Derivative Action, unjust enrichment, abuse of control and waste of corporate assets (except that the complaint in the Edwards Derivative Action asserts no claim of abuse of control against any individual defendant and the claim of unjust enrichment asserted therein is solely against Messrs. Mercer and Wendel) in connection with the alleged materially false and misleading statements at issue in the Shareholder Securities Lawsuits. In addition, the Gervat, Heil, Gennett and Edwards Derivative Actions assert claims against individual defendants Scott Mercer and Francois Chadwick for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934, and the Eddy Derivative Action asserts a claim against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints in the Gervat and Gennett Derivative Actions also seek to require the individual defendants and the Company to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures to comply with applicable law. The Company is unable to estimate the potential loss or range of loss, if any, associated with the Derivative Actions, which could materially and adversely impact its business, results of operations, financial condition, cash flows and prospects.

Purchase Commitments

In the ordinary course of business, Volta enters into contractual purchase agreements for goods and services to ensure availability and timely delivery. Current purchase commitments reflect Volta’s mission and vision to expand its charging network. As of September 30, 2022, Volta had purchase commitments of $0.9 million from key suppliers for capital assets, inventory, and services, for the remainder of 2022.

Defined Contribution Plan

For the three months ended September 30, 2022 and 2021, the Company contributed $0.4 million and $0.2 million, respectively, to the employee defined contribution plan. For the nine months ended September 30, 2022 and 2021, the Company contributed $0.9 million and $0.7 million, respectively, to the employee defined contribution plan. As of September 30, 2022, Volta expects to contribute $0.3 million for the remainder of 2022.

Leases

The Company is a lessee in several noncancellable operating leases, primarily for office space and the use of spaces for EV charging stations. Future payments of noncancellable operating lease liabilities is as follows:

(in thousands)	September 30, 2022
Remainder of 2022	$5,349
2023	18,428
2024	18,145
2025	16,619
2026	15,556
Thereafter	61,535
Total future payments	135,632
Less imputed interest	(45,167)
Total lease liabilities	$90,465

As of September 30, 2022, there are additional operating leases that have not yet commenced of $8.6 million. These operating leases are expected to commence between 2022 and 2025 with lease terms of five to nine years.

Volta Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 11 - Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception and has projected losses for the current year. The Company’s effective income tax rate was 0.0% for both the three and nine months ended September 30, 2022 and 2021, and the realization of any deferred tax assets does not satisfy the “more likely than not” threshold. As of September 30, 2022 and December 31, 2021, the Company recorded a $2.0 million uncertain tax position related to deferred revenue.

Note 12 - Related Party Transactions

As of December 31, 2021, the Company had partial recourse promissory notes due from two former executives totaling $0.2 million. During the second quarter of 2022, amounts due from these former executives were settled by way of forfeiture of 71,454 shares valued at $0.2 million with an immaterial balance forgiven.

Note 13 - Subsequent Events

The Company has evaluated events subsequent to September 30, 2022 and through the date the financials are made available. The following events occurring subsequent to the unaudited condensed consolidated balance sheet date merited recognition or disclosure in these statements.

Limited Waiver to Term Loan Agreement

In October 2022, the Company entered into a limited waiver to the term loan agreement (the “Limited Waiver”). Pursuant to the Limited Waiver, the Company released $12.9 million of funds held in an escrow account to the agent as a voluntary prepayment of the obligations owed under the term loan. Of the total prepayment, $11.6 million was applied to the outstanding principal amount of the term loan and $1.3 million was applied as deferred interest due and payable in accordance with the terms of the loan agreement. As of the date of issuance of this report, the aggregate outstanding principal amount of the term loan was $15.6 million.

The Limited Waiver maintains the requirement effected by a previous amendment to the term loan agreement that the Company continue to fund the escrow account to cover projected investments in its foreign subsidiaries. In addition to Volta Canada Inc., Volta Charging Germany GmbH, and Volta France SARL, the Limited Waiver expands this requirement to include Volta Rakko B.V. and Rakko Holding B.V. in the Netherlands.

At-the-Market Equity Offerings

Subsequent to September 30, 2022, the Company conducted additional “at-the-market” offerings pursuant to the Controlled Equity Offering Sales AgreementSM dated September 26, 2022 and received net proceeds of $4.7 million from the sale and issuance of 4,176,840 shares of Class A common stock. For more information, see Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Financial Condition, Liquidity, and Capital Resources - Shelf Registration Statement and At-the-Market Equity Offerings.

Volta Inc.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” “Volta,” “we,” “us,” or “our” refer to the business of Volta Inc. and its consolidated subsidiaries.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results and events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and our subsequent Quarterly Reports on Form 10-Q and in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Overview
Volta’s mission is to build the fueling infrastructure of the future. Volta’s vision is to create an EV charging network that capitalizes on and catalyzes the shift from gasoline to electric vehicles. Volta places its charging stations in high traffic public locations that driver and consumer behavior data suggest are stopping points in EV drivers’ daily routines. Located near the entrances of retail and other commercial facilities, the digital display screens on Volta’s media enabled stations offer its media customers the opportunity to advertise to potential consumers just before they enter that facility. By both attracting EV drivers to a particular location to run an errand that was on their to-do list and providing a high impact advertising opportunity just before a purchasing decision, Volta’s charging stations allow it to enhance its site hosts and media customers’ core commercial interests.

Volta’s business entails partnering with real estate and retail companies with national and regional multi-site portfolios of commercial and retail properties, as well as municipalities and local business owners, to locate, install, and deploy its EV charging stations in premier locations. These site hosts span a wide array of industries and locations, including retail centers, grocery stores, pharmacies, movie theaters, parking lots, healthcare/medical facilities, municipalities, sport and entertainment venues, parks and recreation areas, restaurants, schools and universities, certain transit and fueling locations, office buildings and other locations. Volta generally signs long-term contracts to locate its charging stations at site host properties and grows its footprint over time as its station utilization justifies additional investment in EV charging infrastructure. Volta also sells charging stations to certain network development customers, while continuing to perform related installation, operation and maintenance services. For both Volta-owned and network development customer-owned charging stations, Volta sells media display time on the charging stations’ digital displays to its media and advertising customers. In addition, while Volta historically provided sponsored charging services to drivers that use its charging stations, Volta has recently introduced a pay-for-use charging model at some of its stations. As of September 30, 2022, Volta had installed over 3,000 chargers across 31 territories and states. For the three months ended September 30, 2022, our stations generated over 112,000 charging sessions per month. Substantially all of Volta’s assets are maintained in, and its operating losses are attributable to, the United States.

Volta’s differentiated business model generates revenue from multiple sources: media revenue, network development, charging network operations and network intelligence.

•Media revenue is derived from the sale of advertising to media customers that purchase media display time on its advertising-driven charging stations to conduct their media and advertising campaigns to generate commerce or influence targeted driver behavior.

•Network development revenue is generated by providing installation, infrastructure development, operating and maintenance services, and the sale of Volta’s charging products to select site hosts. Network development revenue is also generated from contracts with utility companies for the sale of installed electrical infrastructure. Volta’s network development customers consist of select site hosts that purchase Volta charging stations and receive associated installation and maintenance services, utility companies with whom Volta contracts to perform electrical infrastructure development activities, and select site hosts for whom Volta performs the development work required to prepare a site for EV charging infrastructure. Currently, there is immaterial overlap between Volta’s media revenue and network development customers.

•Charging network operations revenue is generated by tracking the delivery of electricity through the use of Volta’s charging stations, generating California’s Low-Carbon Fuel Standard (“LCFS”) credits which Volta sells to third parties under the regulatory framework currently in effect. Volta has initiated pay-for-use charging features across its direct current fast charging network (excluding California) and anticipates that its charging network operations revenue will also include fees received for its paid charging services and that its charging network operations customers will include drivers that utilize Volta’s paid charging services.

•Network intelligence revenue consists of license or service fees from the sale of Volta’s proprietary software tools related to its EV charging network analysis. Volta offers access to its PredictEVTM tool, a machine-learning built software tool that Volta uses for network planning, to utility companies, state and municipal agencies and other third parties as a SaaS offering to help them assess the impact that EV adoption and the shift to electric mobility will have on electricity demand in their service areas.

Key Performance Measures

Volta reviews certain key performance measures to evaluate its business and results of operations, performance, identify trends, formulate plans, and make strategic decisions. Volta believes the measures below are useful to investors and counterparties because they are used to measure and benchmark the performance of companies, such as Volta and its peers. Volta’s key performance measures are summarized in the table below.

	As of September 30,
	2022	2021
Total stations (a)	3,017	2,077
Total stalls (b)	3,093	2,137
(a) Includes the total installed charging network, at period-end, for both Volta-owned and network development customer-owned charging stations, and is used by management to evaluate the potential Media revenue generating capacity of the charging network.
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

Macroeconomic Conditions

Volta derives a significant portion of its revenues from selling advertising on its EV charging stations. Current or prospective media customers’ spending priorities could be altered by a decline in the economy in general, the economic prospects of such buyers’, and/or the economy of any individual geographic market or industry. Any such changes, particularly a market in which Volta conducts a substantial portion of its business or an industry from which it derives a significant portion of its advertising revenue, could adversely affect Volta’s revenues. Additionally, disruptions to advertisers’ product plans or launches could adversely affect Volta’s media revenue.

Availability and Cost of Electricity

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

Human Resources

Volta’s ability to achieve revenue growth and profitability and to expand its charging network and strategic advertising relationships to achieve broader market acceptance will depend on its ability to effectively expand its sales, advertising, marketing, technology and operational teams and capabilities. Volta’s success depends, in part, on its continuing ability to identify, hire, attract, train, develop, retain and manage the succession of highly qualified personnel.

Introduction of Pay-for-Use Charging

Volta’s initiated a pay-for-use by the driver model for charging, as well as idle fees for EVs that remain connected to a charging station for more than a specified period of time after charging is complete. As Volta migrates from EV charging that has historically been free to the driver, to include a pay-for-use model, it could risk losing drivers who have become accustomed to its free charging and do not wish to use paid charging services and reduced demand for its stations from site hosts.

Adoption of EVs and Related Technology

Volta’s future growth and success is aligned with the continuing rapid adoption of EVs for passenger and fleet applications and the desire of site hosts to provide EV charging as an amenity on their properties. This in turn allows Volta’s digital displays to access the vehicle and foot traffic at these sites. The success of alternative fuels, competing technologies or alternative transportation options could considerably undermine Volta’s prospects, if site hosts no longer seek to offer this amenity.

The EV charging market is characterized by rapid technological change. Volta plans to continue to develop new products, innovate, and maintain and expand its intellectual property portfolio or, as necessary, license or otherwise secure the right to use products and intellectual property developed by third parties. Volta’s ability to grow its business and customer base depends, in part, upon the effective operation of the mobile applications that Volta deploys on various mobile operating systems, cellular and payment networks and external charging standards that it does not control.

Volta is developing and operating in an emerging technology sector. Computer malware, viruses, ransomware, hacking, phishing attacks and other network disruptions could result in security and privacy breaches, loss of proprietary information and interruption in service, which could harm Volta’s business. Unauthorized disclosure of personal or sensitive data or confidential information, whether through electronic security breaches or otherwise, could adversely impact Volta’s business.

Regulatory Environment

Volta’s business and its ability to execute operational plans could be highly impacted by the regulatory environment in which it operates on all levels. Regulatory factors affecting Volta’s business include infrastructure financing or support, carbon offset programs, EV-related tax incentives and tax policy, utility and power regulation, payment regulations, data privacy and security, software reporting tools, transportation policy and construction, electrical and sign code permitting. For example, the Bipartisan Infrastructure Law (“BIL”) allocated $7.5 billion toward the buildout of public EV charging infrastructure and the Inflation Reduction Act (“IRA”) reinstituted the tax credit for electric vehicle charging stations under Section 30C of the Internal Revenue Code. The BIL and the IRA provide opportunities that could benefit Volta’s business and results of operations.

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

Competition

Volta currently faces competition from a number of companies in the U.S. and Europe, in both the EV charging industry and in the media industry. Volta expects to face significant competition in the future as the markets for EV charging and advertising evolve. Increased competition in these industries could create a talent war, making it more challenging to attract and retain talent. In addition, several EV charging competitors have recently announced or published plans to add digital displays to their EV charging stations. If competitors are able to successfully avoid Volta’s patents and replicate Volta’s dual business model, it could adversely affect Volta’s financial condition and results of operations.

Competition in the EV charging industry is expected to continue to increase as the number of EVs sold increases and as new competitors or alliances emerge that have greater market share or access to capital than Volta. If Volta’s advertising competitors offer media advertising display rates below the rates it charges, Volta could be pressured to reduce its rates or lose potential media customers. This could have an adverse effect on Volta’s financial position. Volta’s future growth and success is dependent upon the desirability of its charging stations as advertising space. The success of alternative media advertising options employed by agencies, brands or other purchasers of advertising could undermine Volta’s prospects.

Relationships with Real Estate and Retail Site Hosts

In order to build its charging network, Volta will need to continue to establish and maintain relationships with site hosts with national, multi-state and local portfolios of commercial and retail properties. Site hosts can span a diverse array of industries and locations, and if such hosts believe the benefits offered by Volta’s competitors exceed the benefits of partnering with Volta, Volta may lose access to high quality property owners that it needs to achieve profitability.

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

COVID-19 and Impact

There continues to be widespread impact from the COVID-19 pandemic. We have experienced and are experiencing varying levels of inflation resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased raw material and labor costs and other disruptions caused by the COVID-19 pandemic and general global economic conditions. We continue to monitor the ongoing and dynamic impacts of COVID-19, as well as guidance from federal, state and local public health authorities, but we cannot predict the duration of the COVID-19 pandemic or global economic trends.

While Volta may take further actions that alter its business operations in response to the COVID-19 pandemic, as may be required by government authorities or that it determines are in the best interests of its employees, contractors and stockholders. Volta believes that its advertising network remains attractive to buyers, given that many of its charging stations are installed in close proximity to essential businesses such as grocery stores, pharmacies, and shopping centers. In addition, despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any of Volta’s assets, or a material change in the estimate of any contingent amounts recorded in the unaudited condensed consolidated balance sheet as of September 30, 2022. However, the estimates of the impact of the COVID-19 pandemic on Volta’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact, including any variants that may arise, and the economic impact on local, regional, national and international markets. Volta’s management continues to monitor the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce.

Results of Operations

Operating Revenue

The following table summarizes the components of operating revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Service	$13,987	$8,058	$36,752	$19,115
Product	$124	$372	$399	$670
Other	$246	$60	$936	$387

Service Revenue

During the three months ended September 30, 2022, service revenue increased $5.9 million, or 74%, compared to the three months ended September 30, 2021. During the nine months ended September 30, 2022, service revenue increased $17.6 million, or 92%, compared to the nine months ended September 30, 2021. The increase for both comparative periods was largely driven by increases in our media revenue and network development revenue, which are discussed in greater detail below.

Product Revenue

During the three months ended September 30, 2022, product revenue decreased $0.2 million, or 67%, compared to the three months ended September 30, 2021. During the nine months ended September 30, 2022, product revenue decreased $0.3 million, or 40%, compared to the nine months ended September 30, 2021. The decrease for both comparative periods was largely driven by fewer customer-owned construction projects being installed.

Other Revenue

During the three months ended September 30, 2022, other revenue increased $0.2 million, or 310%, compared to the three months ended September 30, 2021. During the nine months ended September 30, 2022, other revenue increased $0.5 million, or 142%, compared to the nine months ended September 30, 2021. The increase for both comparative periods was primarily driven by an increase in our charging network operations revenue, which is discussed in greater detail below.

Revenue by Type

The following table summarizes the major categories of operating revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Media	$12,245	$7,360	$29,584	$17,373
Network development	1,878	1,071	7,670	2,412
Charging network operations	38	(1)	408	—
Network intelligence	196	60	425	387
Total operating revenue	$14,357	$8,490	$38,087	$20,172

Media Revenue

During the three months ended September 30, 2022, media revenue increased $4.9 million, or 66%, compared to the three months ended September 30, 2021. During the nine months ended September 30, 2022, media revenue increased $12.2 million, or 70%, compared to the nine months ended September 30, 2021. The increase for both comparative periods was primarily due to the expansion of our media-enabled station network and new media campaigns with national brands, including new and existing advertisers. Media revenue is recorded in service revenue.

Network Development Revenue

During the three months ended September 30, 2022, network development revenue increased $0.8 million, or 75%, compared to the three months ended September 30, 2021. During the nine months ended September 30, 2022, network development revenue increased $5.3 million, or 218%, compared to the nine months ended September 30, 2021. The increase for both comparative periods was primarily due to the construction performed on active projects in connection with our new infrastructure development service contracts. Network development revenue is recorded in part in services revenue and in part in product revenue. See Note 3 – Revenue for additional information.

Charging Network Operations Revenue

Charging network operations revenue for the three months ended September 30, 2022 and 2021 was not material. During the nine months ended September 30, 2022, charging network operations revenue increased $0.4 million, compared to the nine months ended September 30, 2021. This was primarily due to the sale of LCFS credits during the second quarter of 2022. Charging network operations revenue is recorded in other revenue.

Network Intelligence Revenue

During the three and nine months ended September 30, 2022, network intelligence revenue remained relatively consistent compared to the three and nine months ended September 30, 2021, respectively. Network intelligence revenue is recorded in other revenue.

Operating Expenses

Cost of revenues

The following table summarizes cost of revenues by services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Service costs (exclusive of depreciation and amortization shown below)	$8,665	$5,347	$27,871	$15,087
Product costs (exclusive of depreciation and amortization shown below)	$143	$528	$440	$881

Service costs (exclusive of depreciation and amortization shown below)

During the three months ended September 30, 2022, service costs increased $3.3 million, or 62%, compared to the three months ended September 30, 2021. This was primarily due to an increase of $2.0 million in station rent as a result of increases in both the number of leases and average monthly lease cost, an increase of $0.7 million in installation and services costs due to an increase in station maintenance costs, an increase of $0.4 million in network costs due to an increase in purchases from vendors, an increase of $0.3 million in advertising and media costs attributable to commission fees and other costs owed to agents, and an increase of $0.2 million in freight costs due to the continued growth in active construction projects

During the nine months ended September 30, 2022, service costs increased $12.8 million, or 85%, compared to the nine months ended September 30, 2021. This was primarily due to an increase of $5.4 million in installation and services costs largely driven by an increase in construction and engineering fees, an increase of $5.3 million in station rent as a result of increases in both the number of leases and average monthly lease cost, an increase of $1.4 million in freight costs due to the continued growth in active construction projects, an increase of $0.6 million in network costs due to an increase in purchases from vendors, and an increase of $0.5 million in advertising and media costs attributable to commission fees and other costs owed to agents.

Product costs (exclusive of depreciation and amortization shown below)

During the three months ended September 30, 2022, product costs decreased $0.4 million, or 73%, compared to the three months ended September 30, 2021. During the nine months ended September 30, 2022, product costs decreased $0.4 million, or 50%, compared to the nine months ended September 30, 2021. The decrease for both comparative periods was largely driven by fewer customer-owned stations being installed.

Other operating expenses

The following table summarizes other operating expenses, outside of cost of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Selling, general and administrative	$40,015	$55,664	$140,172	$133,873
Depreciation and amortization	$5,252	$3,116	$13,564	$7,812
Other operating expense	$854	$203	$2,532	$1,067

Selling, General and Administrative

During the three months ended September 30, 2022, selling, general and administrative expense decreased $15.6 million, or 28%, compared to the three months ended September 30, 2021. This was primarily due to a $26.9 million decrease in stock-based compensation expense due to the Company issuing fewer equity awards, an increase in forfeitures and a decrease in the fair value of new equity grants caused by a decrease in the Company’s stock price compared to the three months ended September 30, 2021. This amount was partially offset by a $5.1 million increase in payroll-related costs largely driven by an increase in our employee headcount to 379 from 294. Additionally, there was an increase of $3.1 million in outside services, an increase of $1.3 million in other selling, general and administrative expense primarily due to insurance costs, an increase of $0.9 million in bonus and commissions, and an increase of $0.7 million in software, hardware, and hosting costs due to prepaid software amortization and prototyping expenses.

During the nine months ended September 30, 2022, selling, general and administrative expense increased $6.3 million, or 5%, compared to the nine months ended September 30, 2021. This was primarily due to a $25.2 million increase in payroll-related costs and a $4.9 million increase in bonus and commissions largely driven by an increase in our employee headcount as discussed above. Additionally, there was an increase of $14.4 million in outside services, an increase of $7.4 million in other selling, general and administrative expense mostly due to insurance costs, and an increase of $2.2 million in software, hardware and hosting costs mostly for prepaid software amortization. Further, travel, meals and related expenses increased $1.6 million as COVID-19 restrictions continue to ease, rent and facilities expense increased $0.7 million, and advertising, promotion and events expense increased $0.3 million. These amounts were partially offset by a $50.9 million decrease in stock-based compensation expense due to the Company issuing fewer equity awards, an increase in forfeitures and a decrease in the fair value of new equity grants caused by a decrease in the Company’s stock price compared to the nine months ended September 30, 2021.

Depreciation and Amortization

During the three months ended September 30, 2022, depreciation and amortization expense increased $2.1 million, or 69%, compared to the three months ended September 30, 2021. During the nine months ended September 30, 2022, depreciation and amortization expense increased $5.8 million, or 74%, compared to the nine months ended September 30, 2021. The increase for both comparative periods was primarily due to an increase in the aggregate number of Volta-owned stations in service as of September 30, 2022 compared to September 30, 2021 by 891 stations.

Other Operating Expense

During the three months ended September 30, 2022, other operating expense increased $0.7 million, or 322%, compared to the three months ended September 30, 2021. During the nine months ended September 30, 2022, other operating expense increased $1.5 million, or 137%, compared to the nine months ended September 30, 2021. The increase for both comparative periods was largely driven by costs associated with disqualified projects prior to construction.

Other Expense (Income)

The following table summarizes items of other expense (income):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Interest expense, net	$1,080	$1,639	$3,592	$5,030
Other expense, net	$—	$188	$—	$467
Change in fair value of warrant liabilities	$873	$11,554	$(21,978)	$11,436

Interest Expense, net

During the three months ended September 30, 2022, interest expense, net decreased $0.6 million, or 34%, compared to the three months ended September 30, 2021. During the nine months ended September 30, 2022, interest expense, net decreased $1.4 million, or 29%, compared to the nine months ended September 30, 2021. The decrease for both comparative periods was primarily due to the reduction in the Term Loan Facility (as defined below) principal outstanding from $44.9 million as of September 30, 2021 to $28.6 million as of September 30, 2022.

Change in Fair Value of Warrant Liabilities

During the three months ended September 30, 2022, the change in fair value of warrant liabilities represents a loss which decreased $10.7 million, compared to the three months ended September 30, 2021. While the fair value of the Public Warrants and Private Warrants increased during each of these periods, the increase was significantly less during the three months ended September 30, 2022 due to the Company’s lower stock price. During the nine months ended September 30, 2022, the change in fair value of warrant liabilities represents a gain which increased $33.4 million, compared to the nine months ended September 30, 2021. The increase for this comparative period reflects a decline in the fair value of the Public Warrants and Private Warrants due to the decline in our stock price which is the primary input used in the valuations.

Financial Condition, Liquidity, and Capital Resources

Sources of Liquidity

Volta has incurred net losses and negative cash flows from operations since its inception. To date, Volta has funded its operations primarily with proceeds from the issuance of Volta common and preferred stock, and borrowings under its loan facilities, including the Term Loan Facility (as defined below). Until Volta is cash flow positive or generating profits from operations, the Company will need to raise additional funds through the issuance of debt or equity securities, or from additional borrowings. For the nine months ended September 30, 2022, the Company incurred a net loss of $128.1 million and had net cash used from operating activities of $119.6 million. As of September 30, 2022, Volta had cash and cash equivalents of $15.6 million.

Future Liquidity Requirements

Management has considered conditions and events which provide substantial doubt about the Company’s ability to continue as a going concern for the 12 months following the issuance of these unaudited condensed consolidated financial statements and, based on reasonable information available, has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, based on our results of operations and liquidity as of September 30, 2022, management believes that the Company’s cash and cash equivalents, including cash proceeds received from the at-the-market offerings described below, are not sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of issuance of this report. Management is engaged with the Company’s financial advisors and is actively pursuing alternatives to address the Company’s liquidity needs. However, current market conditions are challenging. As such, no assurances can be provided that additional funding will be available at terms acceptable to the Company, if at all. If the Company is unable to raise additional capital in a timely manner or at all, the Company’s liquidity will be impacted, including our ability to service our payment obligations under the Term Loan Facility and our other liabilities, such as the timely payment of vendors, and may require us to modify or abandon strategic plans, dispose of certain operations or assets and/or enact additional operating cost reductions, which would have a material adverse effect on our business, operating results, financial condition, and could force us to limit our business activities.

Shelf Registration and At-the-Market Equity Offerings

On September 12, 2022, the Company filed a registration statement on Form S-3 (File No. 333-267374) with the SEC (declared effective by the SEC on September 20, 2022) which permits the Company to offer up to $500.0 million shares of Class A common stock, preferred stock, depositary shares, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). As part of the Shelf Registration Statement, the Company filed a prospectus supplement registering for sale from time to time up to $150.0 million shares of our Class A common stock, par value $0.0001 per share, in “at-the-market” offerings pursuant to a Controlled Equity Offering Sales AgreementSM (the “Sales Agreement”) entered into on September 26, 2022, with a designated sales agent. As of September 30, 2022, the Company received $0.1 million of net proceeds from the sale and issuance of 74,444 shares of Class A common stock under the Sales Agreement. Subsequent to September 30, 2022, the Company conducted additional “at-the-market” offerings under the Sales Agreement and received $4.7 million of net proceeds from the sale and issuance of 4,176,840 shares of Class A common stock through the date of issuance of this report.

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

The Loan Agreement requires the Company to repay the principal amount of the Term Loan Facility in monthly installments of $1.4 million, with all remaining principal, together with all accrued and unpaid interest, to be paid in full on the maturity date of June 19, 2024. Interest accrues on the outstanding principal amount of the Term Loan Facility at a fixed rate of 12.0% per annum, with accrued interest payable in arrears on the first business day of each fiscal quarter and on the maturity date. On the maturity date and each date the Company makes a prepayment under the Term Loan Facility, the Company will be required to pay additional deferred interest equal to 11.0% of the principal amount being paid on such date unless, in the case of any prepayment, the Company’s fixed charge coverage ratio would be greater than 1.0 to 1.0 after giving effect to such prepayment. As of September 30, 2022, the aggregate outstanding principal amount of the Term Loan Facility was $28.6 million.

The Loan Agreement requires the Company to be in compliance with certain financial covenants, including a minimum cash balance and total and average revenue covenants. Additional covenants and other restrictions exist that limit the Company’s ability, among other things, to undergo certain mergers or consolidations, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. The Loan Agreement also contains customary financial reporting covenants. The Loan Agreement was also amended in March 2022 to include additional covenants requiring that any investments we make in our foreign subsidiaries Volta Canada Inc., Volta Charging Germany GmbH and Volta France SARL not exceed 125% of funds deposited into escrow. As of September 30, 2022, we had funded $12.9 million into an escrow account to cover projected investments in our foreign subsidiaries through that date. The Loan Agreement was further amended in September 2022 to permit the Company to sell shares of its common stock in at-the-market offerings.

The lenders under the Loan Agreement waived certain events of default that had occurred and were continuing as of March 30, 2022 and May 11, 2022. After giving effect to such waivers, the Company was in compliance with all applicable covenants as of September 30, 2022.

In October 2022, the Company entered into a limited waiver to the Loan Agreement (the “Limited Waiver”) pursuant to which it released $12.9 million of funds held in the escrow account to the agent as a voluntary prepayment of the obligations owed under the Term Loan Facility. Of the total prepayment, $11.6 million was applied to the outstanding principal amount of the Term Loan Facility and $1.3 million was applied as deferred interest due and payable in accordance with the terms of the Loan Agreement described above. The Limited Waiver maintains the requirement effected by the March 2022 amendment to the Loan Agreement that we continue to fund the escrow account to cover projected investments in our foreign subsidiaries. In addition to Volta Canada Inc., Volta Charging Germany GmbH, and Volta France SARL, the Limited Waiver expands this requirement to include Volta Rakko B.V. and Rakko Holding B.V. in the Netherlands.

The Term Loan Facility is secured by substantially all of the domestic assets of the Company and certain of its subsidiaries, including a pledge of the equity interests in certain subsidiaries of the Company, with customary exceptions.

Volta’s Term Loan Facility information is as follows:

					Net Carrying Value
($ in thousands)	Principal Amount	Issuance Date	Maturity Date	Interest Rate	September 30, 2022	December 31, 2021
Term loan payable(a)	$49,000	6/19/2019	6/19/2024	12.0%	$28,583	$40,833
Less: unamortized issuance costs					(586)	(838)
Total debt					27,997	39,995
Less: current maturities					(15,998)	(15,998)
Total term loan payable, net of unamortized issuance costs					$11,999	$23,997
(a) As of the date of issuance of this report, the aggregate outstanding principal amount of the term loan was $15.6 million which reflects the voluntary prepayment of $11.6 million and monthly installment payment of $1.4 million made in October 2022.

Financing Obligations

Volta’s financing obligations related to digital media screens are as follows(a):

(in thousands)	September 30, 2022	December 31, 2021
Financing obligations, noncurrent portion	$2,543	$3,050
Add: current portion of financing obligation	937	896
Total financing obligations	$3,480	$3,946
(a) This table presents the financing obligations on a discounted basis.

Volta entered into multiple sale-leaseback arrangements of digital media screens that do not qualify as asset sales and are accounted for as financing obligations. These financing obligations have been amortized over the five-year term at Volta’s incremental borrowing rate at the time of the transaction which has ranged between 6.0%-16.7%.

Cash Flow Summary

The following table summarizes Volta’s cash flows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(119,577)	$(53,030)
Net cash used in investing activities	$(85,644)	$(32,166)
Net cash (used in) provided by financing activities	$(28,361)	$357,644

Operating Activities

Net cash used in operating activities increased by $66.5 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This increase was primarily due to a $48.4 million increase in net loss adjusted for non-cash items and a $21.3 million increase in net working capital, excluding operating lease liabilities. Net working capital was impacted by the net effect of a larger increase in accounts receivable for the nine months ended September 30, 2022, compared to the same period in the prior year. Inventory declined for the nine months ended September 30, 2022, although to a lesser extent than the same period in the prior year, offsetting the favorable impact to the change in net working capital. Accounts payable and accrued expenses and other current liabilities increased for the nine months ended September 30, 2022, however, a significant portion is related to capital expenditures within investing activities, offsetting the favorable impact to the change in net working capital. These items were partially offset by the net effect of changes in prepaid expenses and other current assets and prepaid partnership costs which increased for the nine months ended September 30, 2022, although to a significantly lesser extent than the same period in the prior year, contributing favorably to the change in net working capital. Deferred revenue increased for the nine months ended September 30, 2022 compared to a decrease in the same period in the prior year, contributing favorably to the change in net working capital.

Investing Activities

Net cash used in investing activities increased by $53.5 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily due to a $47.8 million increase in purchases of property and equipment for the expansion of the charging station network, a $5.0 million increase in expenditures on internal-use software development, and a cash payment of $0.9 million related to the acquisition of technology patents during the period.

Financing Activities

Net cash used in financing activities increased by $386.0 million for the nine months ended September 30, 2022, as compared to net cash provided by financing activities for the nine months ended September 30, 2021. The increase was primarily due to a lower amount of proceeds raised from financing during the nine months ended September 30, 2022, fully offset by principal repayments on the Term Loan Facility of $12.2 million and $16.6 million in taxes paid related to the settlement of equity. During the nine months ended September 30, 2021, $350.1 million in proceeds were received from the completion of the Reverse Recapitalization and $28.7 million was raised from the issuance of Series D preferred stock, partially offset by a $8.3 million payment of taxes on promissory notes for employees, $8.3 million in payments for transaction costs related to the Reverse Recapitalization, and $4.1 million in principal repayments on the Term Loan Facility.

Contractual Commitments

Contractual commitments as of September 30, 2022 are as follows(a):

(in thousands)	Total	Less than 1 year	More than 1 year
Lease liability	$135,632	$18,205	$117,427
Purchase obligations	942	942	—
Term loan(b)	28,583	16,333	12,250
Financing obligations	4,340	1,266	3,074
Total	$169,497	$36,746	$132,751
(a) This table presents amounts on an undiscounted basis.
(b) As of the date of issuance of this report, the total outstanding principal amount of the term loan was $15.6 million which reflects the voluntary prepayment of $11.6 million and monthly installment payment of $1.4 million made in October 2022.

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

In addition to financial results determined in accordance with U.S. GAAP, Volta believes that Earnings Before Income Taxes, Interest, Depreciation and Amortization (“EBITDA”) and EBITDA less stock-based compensation and changes in the fair value of warrant liabilities (“Adjusted EBITDA”), as non-GAAP measures, are useful for investors to evaluate its operating performance, as management uses these measures to assess the health of the business, evaluate operating performance, and for internal planning and forecasting purposes. Volta believes that these non-GAAP measures, when used in conjunction with U.S. GAAP, provide meaningful, supplemental information about operating performance and helps illustrate underlying trends for users more consistently with peers or competitors that may have different financing and capital structures or tax rates. Furthermore, these measures are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in the industry, and is a measure contained in our debt covenants.

The following unaudited table presents the reconciliation of net loss, the most directly comparable U.S. GAAP measure, to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(42,527)	$(69,749)	$(128,110)	$(155,505)
Income tax expense	2	—	4	24
Interest expense, net	1,080	1,639	3,592	5,030
Depreciation and amortization	5,252	3,116	13,564	7,812
EBITDA	$(36,193)	$(64,994)	$(110,950)	$(142,639)

Stock-based compensation expense	4,376	31,312	27,207	78,112
Change in fair value of warrant liabilities	873	11,554	(21,978)	11,436
Adjusted EBITDA	$(30,944)	$(22,128)	$(105,721)	$(53,091)

Critical Accounting Policies and Estimates

There were no material changes from the Critical Accounting Policies and Estimates disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. See Note 2 - Summary of Significant Accounting Policies for additional information.

Emerging Growth Company Status

Pursuant to Section 107(b) of the Jumpstart Our Business Startups Act (the “JOBS Act”), an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by FASB or the SEC either (a) within the same periods as those otherwise applicable to non-emerging growth companies or (b) within the same time periods as private companies. Volta has elected to take advantage of the extended transition period for complying with new or revised accounting standards within the same time periods as private companies, such as current expected credit losses and income tax.

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

Volta will cease to be an emerging growth company on the date that is the earliest of (a) the last day of the fiscal year in which it has total annual gross revenues of $1.235 billion or more; (b) December 31, 2025 (the last day of its fiscal year following the fifth anniversary of the date of its initial public offering); (c) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years; and (d) the last day of the fiscal year in which it is deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of its common stock held by non-affiliates equals or exceeds $700.0 million as of the last business day of the second fiscal quarter of such fiscal year.

Off-Balance Sheet Arrangements

As of the unaudited condensed consolidated balance sheet dates of September 30, 2022 and December 31, 2021, Volta has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Interest rate risk

Volta’s Term Loan Facility had a fixed interest rate of 12.0% per annum as of September 30, 2022. Accordingly, because the rate is fixed, a change in market rates would have no impact on Volta’s financial position or results of operations.

Foreign exchange risk

Volta expanded operations internationally during the nine months ended September 30, 2022 and is currently exposed to changes in foreign currency exchange rates, however, its international operations were immaterial to the unaudited condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2022.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is accumulated and communicated to management, including our interim Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our interim Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

•Volta did not maintain a sufficient complement of personnel to ensure appropriate segregation of duties to ensure that all journal entries and reconciliations were reviewed by an individual other than the preparer. Additionally, the former chief financial officer had inappropriate access rights in the general ledger system.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, as updated in Part II, Item 1A, “Risk Factors” of our subsequent Quarterly Reports on Form 10-Q. There have been no material changes from the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated in our subsequent Quarterly Reports on Form 10-Q.

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
3.3
First Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2022).

10.1
Term Loan, Guarantee and Security Agreement dated June 19, 2019 by and among Volta Industries Inc., certain subsidiaries thereof, and EICF Agent, LLC, as agent for the lenders, including amendments thereto.

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350
101
The following materials from Volta Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Volta Inc.
(Registrant)

Date:	November 14, 2022	By:	/s/ Vince Cubbage
Vince Cubbage
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2022	By:	/s/ Stephen Pilatzke
Stephen Pilatzke
Chief Accounting Officer
(Principal Financial and Accounting Officer)