Form 10-K
period 2022-12-31
Volta Inc.
filed 2023-03-31
CIK 1819584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-39508
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $200.2 million as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing sale price on The New York Stock Exchange reported for such date. Shares of Class A common stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 175,786,686 shares of Class A common stock, par value $0.0001 per share, and 0 shares of Class B common stock, par value $0.0001 per share, outstanding as of March 27, 2023.

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
Item 9B. Other Information
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
Item 16. Form 10-K Summary
SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The discussions in this Annual Report on Form 10-K ("Annual Report" or “Form 10-K”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve substantial risks and uncertainties. These statements reflect the current views of management with respect to future events and our financial performance. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” "mission," “plans,” "potential," “projects,” “will,” “would” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. Moreover, our forward-looking statements may be affected by known, unknown or currently unforeseen risks, events or circumstances that may be outside our control.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1. BUSINESS.

Overview

Volta Inc. is a holding company for its wholly owned subsidiaries, Volta Charging Industries, LLC, Volta Charging, LLC, Volta Charging Services, LLC, Volta Canada Inc., Volta Charging Germany GmbH, Volta France SARL, Volta Rakko B.V., Rakko Holding B.V., and Volta Media, LLC (inactive) (collectively, the “Company” or “Volta”). Volta’s mission is to build the fueling infrastructure of the future. Volta’s vision is to create an electric vehicle (“EV”) charging network that capitalizes on and catalyzes the shift from gas cars to electric cars. Volta places its charging stations in high traffic public locations that driver and consumer behavior data suggest are stopping points in EV drivers' daily routines. Generally located near the front door entrances of the retail and other commercial facilities at these locations, the digital display screens on Volta's media enabled stations offer its media partners the opportunity to advertise to potential consumers, both EV drivers and non-EV drivers, just before they enter that facility. By both attracting EV drivers to a particular location to run an errand that was on their to-do list and providing a high impact advertising opportunity just before a purchasing decision may be made, Volta's charging stations allow it to enhance its site and media partners' core commercial interests.

Founded in 2010, Volta primarily owns, operates and maintains EV charging stations and has expanded its network across the United States to include over 3000 chargers across 31 states and territories that generated over 259,000 estimated charging sessions per month on average for year ended December 31, 2022, forming one of the most utilized charging networks in the United States on a station-by-station basis. On August 26, 2021 (“Closing Date”), Tortoise Acquisition Corp. II (“Tortoise Corp II”) consummated the reverse recapitalization contemplated by the Business Combination Agreement ("Reverse Recapitalization"), by and among Tortoise Corp II, SNPR Merger Sub I, Inc., SNPR Merger Sub II, LLC, and Legacy Volta (the "Business Combination Agreement"). On the Closing Date, and in connection with the closing of the Business Combination Agreement (the “Closing”), Tortoise Corp II was renamed Volta Inc. and began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “VLTA”. The Company's public warrants also trade on the NYSE under the ticker symbol “VLTA WS” (the "Public Warrants"). Additionally, in 2021, Volta expanded its international footprint, opening business offices in Paris, France, and Berlin, Germany, and a technical development office in Montreal, Canada and commenced installation of its first stations in Europe.

Volta’s business entails partnering with real estate and retail partners with national and regional multi-site portfolios of commercial and retail properties, as well as communities, municipalities, and local business owners, to locate and deploy its EV charging stations in premier locations. These site hosts span a wide array of industries and locations, including retail centers, grocery stores, pharmacies, movie theaters, parking lots, healthcare/medical facilities, municipalities, sport and entertainment venues, parks and recreation areas, restaurants, schools and universities, certain transit and fueling locations and office buildings and other locations. Volta generally signs long-term contracts to locate its charging stations at site host properties and grows its footprint over time as its station utilization justifies further capital investment in its EV charging infrastructure. Volta also sells charging stations to certain business partners, while continuing to perform related installation, operation and maintenance services. For both Volta-owned and partner-owned media-enabled charging stations, Volta sells media display time on the charging stations’ digital displays to its media and advertising partners.

Volta’s business model includes pay-per-use by the driver across a portion of its direct current fast charging ("DCFC") stations, as well as free charging services to drivers who use its Level 2 charging stations as well as select DCFC stations (meaning that drivers can charge their EVs at no cost to them). Volta’s network has a distinguished business model among other competitors in the EV charging industry, as it can draw on several sources of revenue to build earlier and stronger unit economics than other solutions currently available in the market, by tapping into multiple commercial opportunities, consisting of the sale of advertising content on its charging station digital displays to its commercial partners, installation, operation and maintenance services related to its charging stations, license or service fees from the licensing of Volta’s proprietary software tools, the sale of low-carbon fuel standard (“LCFS”) credits and fees associated with pay-for-use by the driver charging services.

Volta focuses on optimizing its network deployment for capital and electrical grid efficiency using a data-driven approach powered by its PredictEVTM tool. Volta is building a network that has at its core the objective of delivering the most electric miles per dollar invested.

Recent Developments

Agreement and Plan of Merger

On January 17, 2023, Volta entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Shell USA, Inc., a Delaware corporation (“Shell”), and SEV Subsidiary, Inc., a Delaware corporation, a direct, wholly-owned subsidiary of Shell ("Merger Sub"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Volta, with Volta continuing as the surviving corporation and as a wholly-owned subsidiary of Shell.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On November 23, 2022, Volta was notified by the NYSE that it is not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s Class A common stock was less than $1.00 over a consecutive 30 trading-day period. The notice did not result in the immediate delisting of the Company's Class A common stock from the NYSE.

The Company notified the NYSE that it intends to cure the stock price deficiency and return to compliance with the NYSE continued listing standard. The Company can regain compliance at any time within the six-month period following receipt of the NYSE notice if on the last trading day of any calendar month during the cure period the Company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. The Company intends to consider available alternatives, including, but not limited to, a reverse stock split, subject to stockholder approval no later than at the Company’s next annual meeting of stockholders, if necessary to cure the stock price non-compliance. Under the NYSE’s rules, if the Company determines that it will cure the stock price deficiency by taking an action that will require stockholder approval at its next annual meeting of stockholders, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days.

The Company's Class A common stock will continue to be listed and trade on the NYSE during this period, subject to the Company’s compliance with other NYSE continued listing standards. The notice from the NYSE does not affect ongoing business operations of the Company or its reporting requirements with the Securities and Exchange Commission (the "SEC").

Department of Energy Loan Programs Office Invitation

On March 20, 2023, Volta received a letter from the U.S. Department of Energy’s (“DOE”) Title XVII Innovative Clean Energy Loan Guarantee Program under the Renewable Energy Projects and Efficient Energy Projects Solicitation No. DE-SOL-0007154 inviting Volta to enter into the due diligence process. Volta first applied for a loan under this program on August 2, 2021. The DOE Loan Programs Office (“LPO”) invitation includes LPO performing its due diligence of Volta’s electric vehicle charging station installation project.

Volta’s management believes that the due diligence stage would likely take between three and six months. There is no assurance that Volta’s application will proceed beyond the due diligence stage and receive a conditional commitment or an eventual loan.

Volta’s Solution

Volta’s solution is to provide a differentiated model that uses media and EV charging to draw drivers to Volta's site partners' locations and influence purchasing or other behavior. By choosing Volta charging stations, charging becomes more than just an amenity that a site host can offer its customers — it can serve as an independent driver of revenue, loyalty and driver engagement for site hosts. Volta’s content partners similarly benefit from access to unique locations served by Volta’s EV charging stations, reaching audiences when they are about to enter retail or commercial facilities. Finally, Volta believes its EV charging stations' role in slowing climate change by reducing greenhouse gas emissions by enabling EV transportation closely aligns with the values of its site hosts, content partners and the drivers that use Volta chargers.

Volta’s principal products and services are its EV charging stations and related services, including its content delivery activities for its media and advertising partners. Volta’s EV charging equipment consists of a managed network of Alternate Current (“AC”) and DCFC chargers equipped with digital displays (which Volta refers to as its “content-driven” or “media-enabled” charging stations) and chargers without digital displays. Volta’s EV charging network is facilitated by proprietary software that operates, maintains, and monitors its EV charging stations and associated charging data. Volta remotely monitors and manages its EV charging stations to assist with driver engagement at host sites to provide EV drivers with vital station information, including charger location and availability. Volta’s media-enabled charging stations also provide its commercial partners with an extensive network of digital displays in prime locations that drivers visit on a day-to-day basis.

Competitive Strengths

Volta’s competitive strengths include the following:

•Market opportunity that capitalizes on the burgeoning demand for EV charging stations. The macroeconomic shift to electric mobility provides a significant opportunity to redefine how drivers and businesses view EV charging infrastructure, positioning Volta to take advantage of a compelling disruption story in a new addressable market in the United States and internationally that is not yet fully saturated.
•Some of the highest charging utilization among competitors. Driven by its differentiated business model, Volta’s well-located charging stations are among the most utilized in the EV charging industry on a station basis, providing Volta with a competitive advantage in further expanding its footprint with site hosts and securing additional commercial partners, enabling further expansion and growth as Volta’s network scales.
•Revenue diversity and unit economics. Volta’s charging stations can deliver multiple revenue streams, currently consisting of the sale of advertising content on its charging station digital displays to its commercial partners, installation, operation and maintenance services related to its charging stations, license or service fees from the licensing of Volta’s proprietary software tools, the sale of LCFS credits and, through fees associated with pay-for-use charging services, which Volta plans to expand upon in the future, enabling Volta to maximize its deployment of capital to achieve compelling value per unit and dollars per electric mile delivered. In addition, Volta also sells content-driven EV charging stations to select business partners and continues to perform the related installation, operation and maintenance services, generating recurring revenue while retaining the exclusive right to sell media display time on the media-enabled charging stations for the duration of the contract term.
•Robust partnerships create ample opportunity for growth. Volta has robust relationships with numerous site partners with national and international real estate portfolios. Volta has master service agreements with a number of such partners, which provide the framework for deploying Volta charging stations to such national and international partners’ sites by establishing a mutual agreement with such partners to work with Volta to agree upon such partner’s sites for installation of Volta charging stations with the execution of a specific further agreement governed by the terms of the master service agreement. Volta continues to pursue commercial relationships under both master service agreements and site-specific agreements as part of its ordinary course of business and believes these opportunities will lead to growth as Volta deploys additional capital to scale its network.
•Differentiated EV charging business model. Volta believes its differentiated business model will allow it to leverage the benefits delivered to its site hosts and commercial partners to continue to grow its business at even greater rates as the Volta network scales. More site hosts could lead to more chargers, more paid charging revenue, more screens and a continuously expanding network opportunity for Volta’s content partners.
•International presence. In 2021, Volta opened offices in France, Germany and Canada and the Netherlands in 2022. The Company deployed chargers to meet the needs of the increasing EV driver population in Europe and introduce its differentiated business model.

•Experienced management team. As Volta has grown, it has assembled a talented leadership team with extensive industry experience who are dedicated to continuing to innovate and shape how drivers view and experience EV charging and to leverage the shift to electric mobility for the benefit of Volta’s commercial partners.

Suppliers and Service Providers

Volta has invested in and maintains long-term relationships with suppliers and service providers. Volta designs its EV charging stations in-house with the assistance of professional design consultants and outsources production to contract manufacturers. At this stage of the industry, equipment can be unique to each supplier with respect to components and aftermarket maintenance and warranty services. Volta relies on a limited number of suppliers and manufacturers, and in some cases only a single supplier for some components, for the manufacture and supply of its charging stations. Peerless-AV ("Peerless"), which assembles Volta’s charging stations, was Volta’s principal supplier for the years ended December 31, 2021 and 2022, accounting for 53% and 64% of Volta’s supply-related expenditures for such periods, respectively. For the years ended December 31, 2021 and 2022, no other supplier or manufacturer for the supply or manufacture of Volta’s charging stations accounted for greater than 10% of Volta’s supply-related expenditures for the applicable period.

Volta’s and Peerless' supply relationship is governed by a Supply Agreement under which Volta has the right to place orders for the purchase of charging stations and related equipment (the “Peerless Supply Agreement”). The materials purchased from Peerless pursuant to any purchase order are covered by terms within the Peerless Supply Agreement customary for these types of arrangements, including customary warranty, delivery, payment and liability provisions. The Peerless Supply Agreement requires Volta to purchase at least 60 and no more than 200 charging stations a quarter unless otherwise agreed by Volta and Peerless. The Peerless Supply Agreement may be terminated by either party by notice given at least thirty days before its annual renewal date, by Peerless on six months’ notice, and at any time by the giving of not less than 30-days’ notice upon breach by a party (subject to customary cure rights), except that termination of the Peerless Supply Agreement will not terminate any then-existing purchase order (other than due to breach by the applicable party, subject to customary cure rights). The Peerless Supply Agreement does not require Volta to deal exclusively with Peerless.

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

Competition

EV Charging

The EV charging market is relatively new and is increasingly competitive with many newcomers. Volta currently faces competition from a number of companies. Volta believes its current competitors to its EV charging owner-operator business activities include EVgo Services LLC, Electrify America LLC, Allego N.V., Tesla Inc., and Rivian Automotive Inc. There are also many other large and small EV charging companies that offer non-networked or “basic” chargers that have limited customer leverage but could provide a low-cost solution for basic charger needs in commercial and retail locations, such as Pod Point Limited, EVConnect, Inc., Power Dot SA, SemaConnect, Inc., and Engie SA, as well EV charging equipment manufacturers that also compete with Volta, like ChargePoint, Inc., EVBox Group, FLO Services USA Inc., Revel Transit Inc., and Blink Charging Co., in addition to charging networks being developed by original equipment manufacturers ("OEMs"), such as IONITY GmbH, and utilities, such as EDF Group, or in partnership with any of the aforementioned competitors.

The principal competitive factors in the EV charging industry include the number of stations in a network; capital deployment efficiency; number of revenue lines and diversity of revenue opportunities, charger utilization and pricing to drivers; charger connectivity to EVs and ability to charge all models and standards; charger network reliability, scale and local density; charger locations and accessibility; speed of charging relative to expected vehicle dwell times at the location; software-enabled service offerings and overall business partner and driver user experience; operator brand, track record and reputation; access to equipment vendors and service providers; installation expertise and costs; brand recognition and reputation; mobile application interface and ease of use; partnerships with OEMs; and policy incentives. Large initial stage markets require significant early capital expenditures, engagement across verticals and driver engagement to gain market share and a continued effort to scale product and service offerings, channels, installers, teams and processes. There are also competitors who may have limited funding, experience or commitment to quality assurance, which could cause poor experiences, hampering overall EV adoption or trust in any particular provider of charging services. Volta believes these additional competitors may struggle with gaining the necessary network traction but could gain momentum in the future. Further, Volta’s current or potential competitors may be acquired by third parties with different commercial objectives and imperatives and greater available resources.

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

Content

The place-based digital media industry is fragmented, consisting of a few traditional companies operating on a national and international basis, such as Outfront Media, Inc., Amscreen, Clear Channel Outdoor, Lamar, JCDecaux, Intersection and GSTV, as well as newer, digitally-forward, omni-channel platforms like Google, Facebook and Twitter, and hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. Volta competes with all of these companies for its content customers. Volta also competes with other content, including broadcast and cable television, radio, podcasts, OTT print media, internet and mobile and direct mail marketers, within their respective markets. In addition, Volta competes with a wide variety of out-of-home media, including media in shopping centers, grocery stores, movie theaters, transit locations and sports and entertainment venues. Advertisers compare relative costs of available media, cost per thousand impressions of a piece of content, the efficacy of the media, as well as markets, locations and audiences, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other content, Volta intends to rely on its differentiated product and its media-enabled charging station placement which can provide access to a high-value audience, historically unavailable locations, an uncluttered media experience, the opportunity to influence purchase and brand decisions immediately prior to site visitors entering a retail environment, a compelling halo effect for brands desiring alignment with sustainability and the growing ability to prove efficacy of digital content in the real world.

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

Grants and Incentives

Volta continuously pursues public grants, subsidies and incentives to reduce its capital expenditures. This includes the $7.5 billion that has been allocated to deploy 500,000 EV chargers by 2030 as part of the Bipartisan Infrastructure Law ("BIL"), the National Electric Vehicle Infrastructure Formula Program ("NEVI") which includes $5 billion to build out a national electric vehicle charging network and the Inflation Reduction Act ("IRA") which includes nearly $400 billion in federal funding to clean energy that will be delivered through a mix of tax incentives, grants and loan guarantees. To this end, Volta has dedicated, and plans to further dedicate, a number of internal and external resources to monitor, apply for and utilize available grant, subsidy and incentive funding for the development of charging infrastructure on a state, local, national and international level. Volta may inform its network expansion and local build plans based on expected timing for and availability of funding of this type. Volta has received grants from a number of third parties.

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

For example, in the U.S., the regulations mandated by the Corporate Average Fuel Economy (“CAFE”) standards set the average new vehicle fuel economy, as weighted by sales, that a manufacturer’s fleet must achieve. The United States Environmental Protection Agency (“EPA”) has established vehicle carbon dioxide emissions standards through model year 2026 for light-duty vehicles; however, the Biden Administration has announced plans to reconsider these standards and the EPA has restored California’s authority to establish its own more stringent standards, which several other states have elected to follow. Although Volta is not a car manufacturer, and thus not directly subject to the CAFE standards, such standards may still indirectly affect Volta’s business. The adoption of more stringent standards may create further incentives for vehicle manufacturers to increase their EV offerings, which would likely result in increased demand for charging services. Additionally, several states, such as California, Massachusetts and New York, have adopted or are considering adopting bans on the sale of internal combustion engine vehicles by 2035 and a number of European countries, including France, Norway and the United Kingdom, have adopted or are considering adopting bans on the sale of new internal combustion engine vehicles between 2025 and 2040.

Regulatory Credits

Volta earns various tradable regulatory credits, in particular California’s LCFS credits, as well as carbon credits under comparable LCFS programs in other states. Volta earns credits for the kilowatt-hours distributed by its stations and, in certain cases, the installation of DCFC infrastructure under California’s Fast Charging Infrastructure program. Volta earns revenue from the sale of these credits, and expects to continue to sell future credits, to entities that generate deficits under the LCFS programs and are obligated to purchase the credits and use them to offset their deficits or emissions, primarily petroleum refiners and marketers, and other entities that can use the credits to comply with the program requirements, or through exchanges. Volta actively seeks to maximize the number of regulatory credits generated per kilowatt hour of energy dispensed. Volta’s management is actively monitoring proposed and newly enacted LCFS programs in other jurisdictions (including, for example, states, such as Massachusetts, New York, Colorado and Washington) as potential future revenue streams. The availability of such credits depends on continued governmental support for these programs and regulatory frameworks that make it possible for Volta to participate in these credit markets. There is no guarantee that such credits will continue to be available for sale or that regulatory restrictions would not be imposed on the proceeds from the sale of such credits in the future. Additionally, to the extent government incentives result in increased build-out of electric or other low-carbon fuel dispensing infrastructure that also produce LCFS or similar regulatory credits, the revenue received from the sale of such credits may diminish.

Other EV Charging Regulations

On December 16, 2019, California adopted amendments to the state’s electric vehicle supply equipment specifications that prohibit, or will prohibit, public-charging operators from billing customers by the minute within the state. The prohibition on per-minute billing currently applies to all new AC chargers installed or replaced on or after January 1, 2021 and to new DCFCs installed or replaced on or after January 1, 2023. Chargers installed before 2021 can continue time-based billing until 2031 for AC chargers and 2033 for DCFCs.

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

Several states, including California, have adopted variations of the national guidelines governing electric vehicle fueling systems set forth in the National Institute of Standards and Technology Handbook 44, which provide safety, pricing, labeling, testing, certification, and other requirements for electric vehicle charging stations that charge fees to users for the delivery of electricity. As Volta introduces charging fees for the receipt of electricity from its stations, the regulatory burden will likely increase and Volta will likely need to expend additional resources to meet such increased regulatory burden. A failure of Volta to timely meet regulatory requirements in its design or implementation of stations or in implementing updates to its stations that are already installed in order to meet these regulatory requirements could delay Volta’s ability to implement fees for users and have a material impact on its business.

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

Volta has a number of issued design patents, pending design patent applications, issued utility patents and pending utility patent applications in both the United States and internationally. Volta continues to regularly assess opportunities for seeking patent protection for those aspects of its technology, designs and methodologies that it believes provide a meaningful competitive advantage.

Employees

As of December 31, 2022, Volta had 208 total employees, comprised of 176 full-time employees in the U.S., 6 full-time employees in Canada and 26 full-time employees in Europe.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Volta’s primary office is located at 155 De Haro St, San Francisco, California 94103, where Volta occupies facilities totaling approximately 8,480 rentable square feet under a lease that, as currently amended, expires in August 2025. Volta uses this facility for office space and warehouse purposes. Volta also maintains facilities in New York, New York; Montreal, Canada; Berlin, Germany; Paris, France and Amsterdam, Netherlands. Volta believes its existing facilities are adequate for its current requirements.

Item 3. Legal Proceedings

From time to time, Volta may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of its business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters.

Northern District of California Class Action

On March 30, 2022, a putative class action complaint was filed against the Company and two of the Company’s officers (collectively, the “Defendants”) in the United States District Court for the Northern District of California. The lawsuit alleges that Defendants violated the Exchange Act by making materially false and misleading statements regarding the Company’s business, operations and prospects. Plaintiffs seek to represent a class of persons or entities that purchased Volta securities between August 2, 2021 and November 14, 2022. The complaint seeks unspecified damages, attorneys’ fees, and other costs. While the Company believes that the claims are without merit and it intends to vigorously defend against them, however, any litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.

Merger-Related Actions

Following the announcement of the Merger Agreement with Shell and through the filing date of this report, Volta has received ten demand letters (three of which included draft complaints) from purported Volta stockholders, and purported Volta stockholders have filed six complaints, related to the transactions contemplated by the Merger Agreement. One of the demand letters also includes a demand to inspect books and records pursuant to 8 Del. C. § 220. In addition, the Stockholder 220 Action discussed below seeks to compel the production of certain Board materials related to the transactions contemplated by the Merger Agreement.

Two of the complaints were filed in federal court in California, and four of the complaints were filed in federal court in New York. The California complaints are captioned Small v. Volta Inc., et al., No. 3:23-cv-00685-SK (N.D. Cal.) (filed on February 15, 2023) and Arndt v. Volta Inc., et al., No. 3:23-cv-00699- KAW (N.D. Cal.) (filed on February 16, 2023). The New York complaints are captioned O’Dell v. Volta Inc., et al., No. 1:23-cv-01378 (S.D.N.Y.) (filed on February 17, 2023), Belcher v. Volta Inc., et al., No. 1:23-cv-01406 (S.D.N.Y.) (filed on February 21, 2023) (the “Belcher complaint”), Surin v. Volta Inc., et al., No. 1:23-cv-01460 (S.D.N.Y.) (filed on February 22, 2023), and Wang v. Volta Inc. et al., No. 1:23-cv-01564 (S.D.N.Y.) (filed on February 24, 2023). With the exception of the Belcher complaint, all of the complaints are individual suits. The Belcher complaint is a putative class action on behalf of Volta stockholders. All the complaints name Volta and all of its directors as defendants.

These complaints and demand letters generally allege that the preliminary Proxy Statement and/or the Proxy Statement related to the acquisition of the Company by Shell fail to disclose certain material information and that, as a result, the preliminary Proxy Statement and/or the Proxy Statement are materially misleading in violation of

Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Belcher complaint also alleges that Volta’s directors are liable for breaches of their fiduciary duties.

The alleged undisclosed information identified in the complaints and demand letters includes: (1) a reconciliation of non-GAAP measures to comparable GAAP measures; (2) line items used to calculate non-GAAP measures; (3) certain information about Volta’s projections; (4) certain information relating to the financial analyses performed by Raymond James & Associates, Inc.; and (5) certain other information relating to (i) the services performed and compensation received by Goldman Sachs & Co. LLC and Barclays Capital Inc. in their capacities as Volta's financial advisors , (ii) non-disclosure and standstill agreements executed by Volta, and (iii) discussions of post-transaction employment by members of Volta’s management.

The complaints seek, among other things, to enjoin Volta from consummating the transactions contemplated by the Merger Agreement or, in the alternative, rescission or damages. Legal proceedings from such purported Volta stockholders relating to the remaining demand letters may be filed in the future. Volta may receive additional demand letters, and additional lawsuits may be filed, arising out of the transactions contemplated by the Merger Agreement in the future.

Volta believes that the allegations in these complaints and demand letters are without merit and that no supplemental disclosure is required under applicable law. However, in order to avoid the risk of these complaints and demand letters delaying or adversely affecting the merger and the other transactions contemplated by the Merger Agreement and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Volta has determined voluntarily to address certain of the alleged undisclosed information identified in the complaints and demand letters and to supplement the Proxy Statement with the supplemental disclosure on Schedule 14A filed with the SEC on March 16, 2023. The plaintiff in the Belcher complaint has agreed that this supplemental disclosure addresses his concerns, and, as a result, he will not seek preliminary injunctive relief.

Volta may receive additional demand letters, and additional lawsuits may be filed, arising out of the transactions contemplated by the Merger Agreement in the future.

Stockholder 220 Action

On March 29, 2023, a purported Volta stockholder filed an action in the Court of Chancery for the State of Delaware to compel inspection of certain books and records pursuant to 8 Del. C. § 220 for the purported purposes of (i) investigating possible mismanagement and breaches of fiduciary duty by the board and certain officers of Tortoise Corp II in connection with the Reverse Recapitalization, (ii) investigating the independence and disinterestedness of the directors of Tortoise Corp II and Volta, and (iii) evaluating possible litigation with respect to these matters. Among other documents, this action and the demand letter that preceded it seek the production of Board materials related to the transactions contemplated by the Merger Agreement. The action is captioned Jennifer Gatto v. Volta Inc. (Del. Ch.).

Please refer to “Note 14 - Commitments and Contingencies”, of the accompanying consolidated financial statements for additional information.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market For The Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information

Our Class A common stock and Public Warrants trade on NYSE under the symbols “VLTA” and “VLTA WS,” respectively, since August 27, 2021. Prior to that date, our Class A common stock and warrants traded under the symbols “SNPR” and “SNPR WS,” respectively, since September 10, 2020.

Holders

As of March 27, 2023, there were 150 holders of record of our Class A common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in street name or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, including under any future loan facilities, general business conditions and other factors that our Board may deem relevant.

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

Certain of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to plans and strategy for Volta’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, Volta’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements. Please also see the section entitled "Forward-Looking Statements."

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

Components of Results of Operations

Revenue

Media

Media revenue is principally generated through the delivery of paid content across the charging network.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel-related expenses, share based compensation, professional fees for legal, accounting, other consulting services, software and licenses, and information technology development services costs. During 2022, Volta incurred additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and NYSE listing standards, additional insurance expenses (including directors’ and officers’ insurance), investor relations activities and other administrative and professional services.

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

Other (Income) Expense, net

Other (income) expense, net primarily consists of changes in the fair value of the Company's warrant liabilities, gain or loss on foreign exchange transactions and sublease income related to subleased office space.

Income Tax Expense

Volta’s income tax provision consists of an estimate of federal and state taxes, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law and valuation allowance.

Results of Operations
Comparison of the years ended December 31, 2022 and 2021

The results of operations presented below should be reviewed in conjunction with Volta’s consolidated financial statements for the years ended December 31, 2022 and 2021 and the related notes included elsewhere in this document. The following tables set forth Volta’s consolidated results of operations data for the years ended December 31, 2022 and 2021:

	Year ended December 31,		Variance
in thousands	2022	2021	$	%
REVENUES
Service revenue	$52,767	$29,881	$22,886	77%
Product revenue	398	1,199	(801)	(67)%
Other revenue	1,435	1,231	204	17%
Total revenues	$54,600	$32,311	22,289	69%

COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization shown below)	38,749	23,029	15,720	68%
Costs of products (exclusive of depreciation and amortization shown below)	440	1,678	(1,238)	(74)%
Selling, general and administrative	165,328	262,628	(97,300)	(37)%
Depreciation and amortization	19,280	11,153	8,127	73%
Other operating expense	2,877	2,026	851	42%
Total costs and expenses	$226,674	$300,514	(73,840)	(25)%
Loss from operations	$(172,074)	$(268,203)	96,129	(36)%
OTHER EXPENSES (INCOME)
Interest expense, net	5,535	6,402	(867)	(14)%
Other expense, net	—	712	(712)	(100)%
Change in fair value of warrant liability	(22,978)	1,239	(24,217)	(1955)%
Total other expenses (income)	$(17,443)	$8,353	(25,796)	(309)%
LOSS BEFORE INCOME TAXES	$(154,631)	$(276,556)	121,925	(44)%
Income tax expense	2	39	(37)	(95)%
NET LOSS	$(154,633)	$(276,595)	$121,962	(44)%

Revenues

The following table summarizes the changes in revenue from the years ended December 31, 2022 and 2021:

	Year ended December 31,		Variance
in thousands	2022	2021	$	%
Revenues
Media	$44,008	$25,961	$18,047	70%
Network Development	9,246	5,224	4,022	77%
Charging Network Operations	748	676	72	11%
Network Intelligence	598	450	148	33%
Total revenues	$54,600	$32,311	$22,289	69%

Media revenue increased by $18.0 million, or 70%, from December 31, 2021 to December 31, 2022 primarily due to the expansion of our media-enabled station network and new media campaigns with national brands, including new and existing advertisers. Media revenue is recorded in service revenue.

Network Development revenue increased by $4.0 million, or 77%, from December 31, 2021 to December 31, 2022, primarily due to the construction performed on active projects in connection with our new infrastructure development service contracts. Network development revenue is recorded in part in service revenue and in part in product revenue. (see Note 2 - Summary of Significant Accounting Policies).

Cost of Revenues

The following table summarizes cost of revenues by products and services:

	Year ended December 31,		Variance
in thousands	2022	2021	$	%
Costs of services	$38,749	$23,029	$15,720	68%
Costs of products	$440	$1,678	$(1,238)	(74)%

Costs of services increased by $15.7 million, or 68%, to $39 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This was primarily due to an increase of $6.3 million in station rent as a result of an increase in the cumulative number of leases that commenced over the prior four quarters, an increase of $5.9 million in installation and services costs largely driven by an increase in construction and engineering fees, an increase of $1.3 million in advertising and media costs attributable to commission fees and other costs owed to agents, an increase of $1.1 million in freight costs due to the continued growth in active construction projects, and an increase of $0.7 million in network costs due to an increase in purchases from vendors.

Costs of products decreased by $1.2 million, or 74%, from the years ended December 31, 2021 to December 31, 2022, primarily due to fewer customer-owned stations going live in 2022 compared to 2021.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased by $97.3 million, or 37%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This decrease primarily relates to a $144.0 million decrease in stock-based compensation expense due to the Company issuing fewer equity awards, an increase in equity award forfeitures and a decrease in the fair value of new equity grants caused by a decrease in the Company’s stock price compared to the year ended December 31, 2021. Refer to Note 11 - Stockholders' (Deficit) Equity and Stock-Based Compensation of the accompanying financial statements for further discussion. Additionally, there was a decrease of $1.7 million in bonus and commissions due to the change in calculation of the bonus accrual from 20% of annualized salary to 10%. This amount was partially offset by a $21.5 million increase in payroll-related costs largely driven by an increase in our average employee headcount to 355 from 254. Additionally, there was an increase of $13.9 million in outside services, an increase of $7.3 million in other selling, general and administrative expense primarily due to insurance costs, an increase of $2.2 million in software, hardware, and hosting costs due to prepaid software amortization and prototyping expenses, an increase of $1.3 million in travel, meals and related expenses due to the easing of COVID-19 travel restrictions, and an increase of $1.2 million in rent and facilities expense.

Depreciation and Amortization

Depreciation and amortization expenses increased by $8.1 million, or 73%, to $19 million for the year ended December 31, 2022 from $11 million for the year ended December 31, 2021. This was primarily due to an increase of 803 Volta-owned installations in service during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Other Operating Expense

Other operating expense increased by $0.9 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to costs associated with disqualified projects prior to construction during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Loss from Operations

Loss from operations decreased by $96.1 million, or 36%, from December 31, 2021 to December 31, 2022. This was primarily due to a decrease in selling, general and administrative expenses of $97.3 million of which, $144.0 million was attributable to a decrease in stock-based compensation, an increase in other operating expense of $0.9 million, an increase in costs of services of $15.7 million, a decrease in costs of products of $1.2 million and an increase in depreciation and amortization expenses of $8.1 million, partially offset by an increase in revenue of $22.3 million.

Interest Expense, net

Interest expense decreased by $0.9 million, or 14% from the year ended December 31, 2021 to the year ended December 31, 2022. The decrease is primarily due to lower average outstanding balance under our term loan during the year ended December 31, 2022 compared to the prior year period.

Other Expense, net

Other expense, net decreased by $25.8 million or 309% from the year ended December 31, 2021 to the year ended December 31, 2022. The decrease was primarily attributed to the change in the fair value of the warrant liability. The change in the fair value of the warrant liability was primarily attributable to the decrease in the Company's stock price used as an input in determining the fair value of the Public and Private Warrants. Warrants issued to TortoiseEcofin Borrower, LLC in a private placement simultaneously with the closing of the Company’s initial public offering are referred to as the “Private Warrants”.

Income Tax Expense

Income tax expense was $39 thousand and $2 thousand for the year ended December 31, 2021 and 2022, which was primarily attributable to state taxes.

Net Loss

Net loss decreased $122.0 million, or 44%, from December 31, 2021 to December 31, 2022, primarily due to a decrease of $73.8 million in total costs and expenses, partially offset by an increase in revenue of $22.3 million.

Liquidity and Capital Resources

Sources of Liquidity

Volta has incurred net losses and negative cash flows from operations since its inception. To date, Volta has funded its operations primarily with proceeds from the issuance of Volta preferred stock, common stock issued in “at-the-market” offerings, borrowings under its loan facilities, including its term loan, a Paycheck Protection Program loan under the Small Business Administration (SBA), and other term loans. Until Volta is cash-flow positive, Volta may need to consider raising funds through the issuance of debt or equity securities or additional borrowings in the future.

Volta’s operations are dependent on its ability to generate meaningful long-term revenue and will highly depend on driver behavior trends, media industry trends, as well as increased and sustained driver demand for EVs and related charging services. If the market for EVs does not develop as Volta expects or develops more slowly than it expects, or if there is a decrease in driver demand for EV charging services or demand for Volta’s Media offerings, Volta’s business, prospects, financial condition and results of operations will be harmed. The market for EV charging is relatively new, rapidly evolving, characterized by rapidly changing technologies, volatile electricity pricing, additional competitors, evolving government regulation (including carbon credits) and industry standards, frequent new vehicle announcements and changing driver demands and behaviors. Any number of changes in the industry could negatively affect revenue generation from Media and EV charging.

For the year ended December 31, 2022, the Company incurred a net loss of $154.6 million and had negative cash flows from operating activities of $117.2 million. Volta has a cash balance of $2.6 million as of December 31, 2022.

The Company entered into the Business Combination Agreement with Tortoise Acquisition Corp. II. on February 7, 2021 and following the Closing on August 26, 2021, Volta Inc. began trading on the NYSE. On September 12, 2022, the Company filed a registration statement on Form S-3 (File No. 333-267374) with the SEC (declared effective by the SEC on September 20, 2022) which permits the Company to offer up to 500 million shares of Class A common stock, preferred stock, depositary shares, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). Please refer to “Note 1 - Description of Business” of the accompanying consolidated financial statements for the year ended December 31, 2022 for additional information. Additional cash obligations in the next twelve months are expected to include investments in the operations and purchases to expand the business. Management has considered conditions and events which provide substantial doubt about the Company's ability to continue as a going concern for the 12 months following the issuance of the consolidated financial statements. While Volta has engaged in significant cost-cutting efforts, the Company concluded that there is substantial doubt that the Company cannot continue as a going concern in the next twelve months based on reasonable information available to us as of the date of this analysis. No assurances can be provided that additional funding will be available at terms acceptable to the Company, if at all. If the Company is unable to raise additional capital, the Company may significantly curtail its operations, modify strategic plans and/or dispose of certain operations or assets.

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

Debt Profile

The following table summarizes Volta’s debt balances and key related loan information:

					Net Carrying Value
in thousands	Principal Amount	Issuance Date	Maturity Date	Interest Rate	December 31, 2022	December 31, 2021
Term loans payable	$49,000	6/19/2019	6/19/2024	12%[1]	$12,923	$40,833
Total outstanding loans payable					12,923	40,833
Less current maturities, net of debt issuance costs					12,483	15,998
Less unamortized deferred issuance fees					440	838
Total loans payable, net of unamortized debt issuance costs					$—	$23,997
(1)The interest rate on the term loan as of June 19, 2019 was a fixed rate of 12% per annum. Please see Note 9 - Debt Facilities to the accompanying consolidated financial statements for additional information.

On June 19, 2019, Volta entered into a senior secured term loan agreement, and has drawn a total of $49 million over the life of the term loan. Volta drew an initial amount of $24 million under the term loan during the year ended December 31, 2019 and drew an additional $25 million under the term loan during the year ended December 31, 2020 to help fund network expansion and operating activities. The term loan agreement is fully funded based on capital expenditures and is secured by stations and other assets. Interest on the outstanding balance of the term loan is equal to 12% per annum, and principal payments are due in equal monthly installments which began on July 1, 2021.

The following table summarizes Volta’s financing obligations:

	December 31,	December 31
in thousands	2022	2021
Financing obligation, long-term portion	$2,361	$3,050
Plus: current portion of financing obligation	916	896
Total financing obligation	$3,277	$3,946

Volta entered into multiple sale-leaseback arrangements of digital media screens that do not qualify as asset sales and are accounted for as financing obligations. These financing obligations have been amortized over the 5-year term at Volta's incremental borrowing rate at the time of the transaction which has ranged between 6.0% - 17.9%.

Please refer to “Note 9 - Debt Facilities”, of the accompanying consolidated financial statements for additional information.

Material Cash Requirements

In the normal course of business, Volta enters into obligations and commitments that require future contractual payments. The commitments result primarily from operating leases and long-term debt. The following table summarizes Volta’s contractual obligations and commercial commitments as of December 31, 2022:

The Company's material cash requirements include the following commitments and contractual obligations:

in thousands	Total	Less than 1 year	More than 1 year
Lease Liability	$132,309	$18,795	$113,514
Long-Term Debt	12,923	12,923	—
Financing Obligations	4,160	1,198	2,962
Total	$149,392	$32,916	$116,476

Cash Flow Summary

The following table summarizes Volta’s cash flows for the years ended December 31, 2022 and 2021:

	Year ended December 31,		Variance
in thousands	2022	2021	$	%
Net cash used in operating activities	$(117,156)	$(94,934)	$(22,222)	23%
Net cash used in investing activities	(102,938)	(55,638)	(47,300)	85%
Net cash (used in) provided by financing activities	$(39,836)	$353,813	$(393,649)	(111)%

Operating Activities

Net cash used in operating activities increased by $22.2 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase is primarily due to the increase of $29.5 million in net loss adjusted for non-cash items, partially offset by a decrease of $10.0 million in net working capital and a $6.1 million decrease in operating lease liability.
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

Investing Activities

Net cash used in investing activities increased by $47 million, or 85%, to $102.9 million for the year ended December 31, 2022, as compared to $55.6 million for the year ended December 31, 2021, primarily due to $42.5 million increase in purchases of property and equipment, a $4.1 million increase in expenditures on internal-use software development, and a cash payment of $0.9 million related to the acquisition of technology patents during the period.

Financing Activities

Net cash used in financing activities increased by $394 million, or 111%, to $39.8 million for the year ended December 31, 2022, as compared to net cash provided by financing activities for the year ended December 31, 2021. The increase was primarily due to a lower amount of proceeds raised from financing during the year ended December 31, 2022, fully offset by principal repayments on the Term Loan Facility of $12.2 million and $16.6 million in taxes paid related to the settlement of equity. During the year ended December 31, 2021, $350.1 million in proceeds were received from the completion of the Reverse Recapitalization and $28.7 million was raised from the issuance of Volta Industries, Inc. (“Legacy Volta”) Series D preferred stock, partially offset by a $8.3 million payment of taxes on promissory notes for employees, $9.0 million in payments for transaction costs related to the Reverse Recapitalization, and $4.1 million in principal repayments on the Term Loan Facility.

Subsequent Events

Please refer to “Note 17 - Subsequent Events,” of the accompanying consolidated financial statements for additional information.

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

Network Development Revenue

Volta generates Network Development revenue from the sales of products, including charging stations to select site partners and infrastructure to utility companies as well as related installation services and operations and maintenance services on charging stations owned by third parties. Some of Volta’s agreements include non-standard terms and conditions and include promises to transfer multiple goods and services. As a result, significant interpretation and judgment is required to determine the appropriate accounting for these transactions, including: (1) whether performance obligations are considered distinct that should be accounted for separately versus together, how the price should be allocated among the performance obligations, and when to recognize revenue for each performance obligation; (2) developing an estimate of the stand-alone selling price (“SSP”) of each distinct performance obligation; (3) combining contracts that may impact the allocation of the transaction price between product and services; and (4) estimating the consideration payable to a customer as a reduction of the transaction price.

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

Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition. Please refer to “Note 2 - Summary of Significant Accounting Policies,” of the accompanying consolidated financial statements for the year ended December 31, 2022 for additional information on revenue recognition.

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

Given Volta's limited public trading history, the Board considers numerous objective and subjective factors to determine the fair value of Volta common stock. These factors include, but are not limited to (i) contemporaneous valuations of Volta common stock performed by an independent valuation specialist; (ii) developments in the business and stage of development; (iii) operational and financial performance and condition; (iv) issuances of Volta Preferred Stock and the rights and preferences of Volta preferred stock relative to Volta common stock; (v) the current condition of capital markets and the likelihood of achieving a liquidity event, such as an initial public offering or sale of Volta; (vi) the lack of marketability of the Volta common stock; and (vii) experience of management and hiring of key personnel.

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

The following table summarizes the key share-based payment valuation assumptions for the year ended December 31, 2021:

Year ended December 31,
2021
Expected dividend yield	—%
Risk-free interest rate	0.7%
Expected volatility	60.4%
Expected term (in years)	5.8
During the year ended December 31, 2022, the Company did not issue any additional options.

Expected Dividend Yield

Volta does not expect, and is not contractually obligated, to pay dividends in the foreseeable future.

Risk-free Interest Rate

The risk-free interest rate is based on the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the expected term.

Expected Volatility

Expected volatility is a measure of the amount of fluctuation in the value of Volta’s share price over a specific time period. Volatility is generally calculated as the standard deviation of the continuously compounding rates of return on the share over a specified period and is typically expressed as annualized returns. Judgment is required to select a method to estimate expected volatility for nonpublic companies. As Volta does not have a trading history prior to the Reverse Recapitalization, sufficient historical information related to the fair value of Volta’s options is not available. Nonpublic entities may use average volatility for comparable public companies to form a reasonable basis for the assumption of expected volatility. To identify similar entities, Volta considered characteristics of each, such as industry, stage of life cycle, size and financial leverage. The average volatility actually used in the fair value determination for stock options was 58%-68% for grants issued in the year ended December 31, 2021.

Expected Term (in years)

Volta uses the practical expedient in ASC 718, Compensation- Stock Compensation, which allows nonpublic entities to follow a simplified approach for calculating expected term. For service vesting conditions, the expected term is the midpoint between the requisite service period and the contractual term of the option. For performance vesting conditions, the expected term is determined based on the probability of occurrence. When the occurrence is probable, the expected term is the midpoint between the requisite service period and the contractual term of the option. If the occurrence is other than probable, the expected term is the contractual term when the service period is not stated, or the midpoint between the requisite service period and the contractual term if the requisite service period or vesting period is stated.

Fair Value of Warrant Liabilities

Volta classifies the Private Warrants as liabilities at their estimated fair value. The liability is subject to remeasurement at each consolidated balance sheet date, with changes in fair value recorded in change in fair value of warrant liability in the consolidated statement of operations and comprehensive loss. Volta will continue to revalue all warrants until exercise, expiration, conversion or until they are no longer redeemable. As of December 31, 2022, 8,621,440 Public Warrants and 5,933,333 Private Warrants remain outstanding.

Volta estimates the fair value of the Public and Private Warrants using the Binomial Lattice Valuation Model (“BLM”). Volta is required to make assumptions and estimates in determining an appropriate risk-free interest rate, volatility, term, dividend yield, discount due to exercise restrictions and the fair value of Volta common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability. Please refer to “Note 6 - Fair Value Measurements,” of the accompanying consolidated financial statements for additional information.

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

Volta uses significant estimates in accounting for lease liabilities and ROU assets, which are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease interest rate used to determine the present value of future lease payments is based on Volta’s incremental borrowing rate. Volta’s leases are all long-term, extending beyond a twelve-month period, and include periods under options to extend or terminate the lease when it is reasonably certain Volta will exercise such options. Volta identifies separate lease and non-lease components, and the non-lease components are typically composed of electricity reimbursements to the landlord.

Volta has elected the practical expedient to account for lease and non-lease components as a combined single lease component, increasing the amount of Volta’s lease liabilities and ROU assets.

Please refer to “Note 2 - Summary of Significant Accounting Policies,” and “Note 13 - Leases,” of the accompanying consolidated financial statements for additional information about leases.

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

Off-Balance Sheet Arrangements

As of the consolidated balance sheet dates of December 31, 2022 and 2021, Volta has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

Refer to “Note 2 - Summary of Significant Accounting Policies,” of the accompanying consolidated financial statements for a discussion of the impact of recent accounting pronouncements.

Related Party Transactions

Refer to “Note 16 - Related Party Transactions,” of the accompanying consolidated financial statements for additional information for related party transactions.

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

Interest Rate Risk

Volta had a cash balance totaling $2.6 million as of December 31, 2022. Volta manages its cash through zero balance accounts and demand deposit accounts for which the amount held is equal to the fair value. Volta’s total principal long-term debt balance was $12.9 million as of December 31, 2022 and had a fixed interest rate of 12% per annum for its senior secured loan. Because the rates are fixed, a change in market rates would have no impact on Volta’s financial position or results of operations.

Foreign Exchange Risk

Volta is currently exposed to an immaterial risk for changes in foreign currency exchange rates, however, its operations will likely be subject to fluctuations in foreign currency exchange rates as a result of its international offices and business activities in locations where it might incur expenses or generate revenues in currencies other that U.S. dollars.

Item 8. Financial Statements

Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm (PCAOB ID Number 248)
Consolidated Balance Sheets as of December 31, 2022 and 2021    3
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021    5
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity for the years ended December 31,2022 and 2021    6
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021    9
Notes to Consolidated Financial Statements    11

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Volta Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Volta Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit of $583.4 million as of December 31, 2022 and incurred a net loss of $154.6 million during the year ended December 31, 2022. These conditions, along with other matters set forth in Note 3, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
San Francisco, California
March 30, 2023

Volta Inc.

Consolidated Balance Sheets

	December 31,
	2022	2021
	(in thousands, except share amounts and par value)
ASSETS
Current assets
Cash and cash equivalents	$2,642	$262,260
Accounts receivable, less allowance for doubtful accounts; $42 and $0	16,749	12,587
Inventory	2,132	2,726
Prepaid partnership costs	8,360	8,982
Prepaid expenses and other current assets	8,383	12,091
Total current assets	38,266	298,646
Operating lease right-of-use assets, net	93,630	76,364
Property and equipment, net	207,346	97,728
Other non-current assets	674	321
Intangible assets, net	1,175	643
Goodwill	221	221
Total assets	$341,312	$473,923

LIABILITIES
Current liabilities
Accounts payable	46,998	18,461
Accrued expenses and other current liabilities	19,445	20,168
Operating lease liability - current portion	9,533	5,952
Deferred revenue	13,584	8,450
Term loans payable - current	12,483	15,998
Warrant liability	386	27,071
Total current liabilities	102,429	96,100
Term loans payable, net of unamortized debt issuance costs and current term loan payable	—	23,997
Operating lease liability - non-current portion	79,075	64,422
Other non-current liabilities	8,484	7,268
Total liabilities	$189,988	$191,787

STOCKHOLDERS' EQUITY
Class A and Class B common stock, par value $0.0001 and $0.0001, respectively: 400,000,000 (Class A 350,000,000, Class B 50,000,000) shares authorized as of each of December 31, 2022 and 2021; 174,198,246 (Class A 174,198,246, Class B 0) and 162,105,399 (Class A 152,218,214, Class B 9,887,185) shares issued and outstanding as of December 31, 2022 and 2021, respectively	18	16
Additional paid-in capital	734,146	710,638
Accumulated other comprehensive income	524	213
Accumulated deficit	(583,364)	(428,731)
Total stockholders' equity	151,324	282,136
Total liabilities and stockholders’ equity	$341,312	$473,923

Volta Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2022	2021
	(in thousands, except share amounts and per share data)
REVENUES
Service revenue	$52,767	$29,881
Product revenue	398	1,199
Other revenue	1,435	1,231
Total revenues	54,600	32,311

COSTS AND EXPENSES
Costs of services (exclusive of depreciation and amortization shown below)	38,749	23,029
Costs of products (exclusive of depreciation and amortization shown below)	440	1,678
Selling, general and administrative	165,328	262,628
Depreciation and amortization	19,280	11,153
Other operating expense	2,877	2,026
Total costs and expenses	226,674	300,514
Loss from operations	(172,074)	(268,203)

OTHER EXPENSE (INCOME)
Interest expense, net	5,535	6,402
Other expense, net	—	712
Change in fair value of warrant liability	(22,978)	1,239
Total other expense (income)	(17,443)	8,353
LOSS BEFORE INCOME TAXES	(154,631)	(276,556)
Income tax expense	2	39
NET LOSS	$(154,633)	$(276,595)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	311	213
TOTAL COMPREHENSIVE LOSS	$(154,322)	$(276,382)

Weighted-average Class A common stock outstanding, basic and diluted (Note 12 - Net Loss Per Share)	165,762,888	59,034,393
Net loss per Class A common stock, basic and diluted (Note 12 - Net Loss Per Share)	$(0.91)	$(4.10)
Weighted-average Class B common stock outstanding, basic and diluted (Note 12 - Net Loss Per Share)	4,545,964	8,393,797
Net loss per Class B common stock, basic and diluted (Note 12 - Net Loss Per Share)	$(0.91)	$(4.10)

Volta Inc.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity

	Redeemable Convertible Preferred Stock				Additional Paid-in Capital	Accumulated Other	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount	Shares	Amount		Comprehensive Income
Balance at December 31, 2020	76,494	$182,599	24,696	$1	$13,233	—	$(152,136)	$(138,902)
Issuance of Series D preferred stock	4,722	13,721	—	—	—	—	—	—
Issuance of Series D preferred stock - related party	—	15,000	—	—	—	—	—	—
Issuance Costs - Series D	—	(1,290)	—	—	—	—	—	—
Issuance of restricted stock awards - related party	—	—	6,917	1	40,236	—	—	40,237
Reverse recapitalization	(81,216)	(210,030)	81,216	8	210,030	—	—	210,038
TAC shares recapitalized, net of redemptions and equity issuance costs	—	—	48,907	5	327,124	—	—	327,129
Transaction costs related to reverse recapitalization	—	—	—	—	(9,048)	—	—	(9,048)
Recognition of exercise of options, net of forfeiture of shares, upon settlement of promissory notes	—	—	(1,983)	—	(9,368)	—	—	(9,368)
Issuance of common stock upon exercise of options	—	—	1,545	1	1,508	—	—	1,509
Issuance of common stock upon net exercise of warrant	—	—	254	—	1,948	—	—	1,948
Stock-based compensation expense - options	—	—	—	—	133,753	—	—	133,753
Issuance of common stock upon exercise of warrants - related party	—	—	371	—	2	—	—	2
Issuance of common stock for acquisition of 2Predict	—	—	182	—	1,220	—	—	1,220
Other comprehensive income	—	—	—	—	—	213	—	213
Net loss	—	—	—	—	—	—	(276,595)	(276,595)
Balance at December 31, 2021	—	$—	162,105	$16	$710,638	$213	$(428,731)	$282,136

Volta Inc.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity

	Redeemable Convertible Preferred Stock				Additional Paid-in Capital	Accumulated Other	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount	Shares	Amount		Comprehensive Income
Balance at December 31, 2021	—	$—	162,105	$16	$710,638	$213	$(428,731)	$282,136
Issuance of common stock upon exercise of options	—	—	1,535	—	894	—	—	894
Issuance of common stock upon equity offering	—	—	4,251	1	4,507	—	—	4,508
Issuance of common stock upon release of vested restricted stock units	—	—	885	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	30,586	—	—	30,586
Issuance of common stock upon the settlement of vested restricted stock units, net of shares withheld for taxes	—	—	5,343	1	(16,555)	—	—	(16,554)
Issuance of common stock for patent acquisition	—	—	150	—	369	—	—	369
Change in warrant classification from liability to equity	—	—	—	—	3,707	—	—	3,707
Forfeiture of shares to settle promissory notes	—	—	(71)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	311	—	311
Net loss	—	—	—	—	—	—	(154,633)	(154,633)
Balance at December 31, 2022	—	$—	174,198	$18	$734,146	$524	$(583,364)	$151,324

Volta Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2022	2021
	(in thousands)
Cash flows from operating activities
Net loss	$(154,633)	$(276,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in the carrying amount of ROU assets	11,511	4,718
Depreciation and amortization	19,280	11,153
Stock-based compensation	30,015	173,989
Amortization of debt issuance costs	398	337
Accretion expense	198	195
Revaluation of warrant liability to estimated fair value	(22,978)	1,239
Loss on disposal of property and equipment and inventory	3,679	1,896
Changes in operating assets and liabilities:
Accounts receivable	(4,086)	(6,436)
Inventory	594	2,844
Prepaid expenses and other current assets	3,408	(11,154)
Prepaid partnership costs	(700)	(2,245)
Operating lease right-of-use asset	(448)	(1,076)
Other non-current assets	(353)	6
Accounts payable	21,725	8,985
Due to related party	—	(91)
Accrued expenses and other current liabilities	(24,268)	(1,538)
Deferred revenue	4,444	825
Lease incentive liability	5	(44)
Operating lease liability	(9,409)	(3,292)
Other noncurrent liabilities	4,462	1,350
Net cash used in operating activities	$(117,156)	$(94,934)

Cash flows from investing activities
Purchase of property and equipment	(97,352)	(54,812)
Capitalization of internal-use software	(4,711)	(626)
Cash paid for acquisition of 2Predict	—	(200)
Acquisition of OpConnect patent	(875)	—
Net cash used in investing activities	$(102,938)	$(55,638)

Cash flows from financing activities
Due from employees for taxes paid on partial recourse notes	—	(8,341)
Proceeds from issuance of Series D Preferred Stock	—	28,721
Payment of short-term debt	(4,083)	—
Payment of long-term debt	(12,250)	(8,167)
EIP Loan reimbursement	(11,577)	—
Payment of PPP Loan	—	(3,195)
Proceeds from exercise of stock options	894	1,497

Volta Inc.

Consolidated Statements of Cash Flows

Payment of issuance costs related to Series D and D-1 Preferred Stock	—	(1,290)
Proceeds from issuance of common stock upon equity offering, net of fees	4,508	—
Payment of financing activity principal	(774)	(620)
Proceeds from Reverse Recapitalization and PIPE Financing	—	350,146
Proceeds from exercise of common stock warrants - related party	—	2
Taxes paid related to net share settlement of equity awards	(16,554)	—
Proceeds from refunds of transaction costs related to Reverse Recapitalization	—	4,108
Payment of transaction costs related to Reverse Recapitalization	—	(9,048)
Net cash (used in) provided by financing activities	$(39,836)	$353,813

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	312	213
Net increase in cash and cash equivalents	(259,618)	203,454
Cash and cash equivalents, beginning of period	262,260	58,806
Cash and cash equivalents, end of period	$2,642	$262,260

Supplemental disclosures of cash flow information
Cash paid for interest	5,155	6,534

Non-cash investing and financing activities
Purchases of property and equipment not yet settled	39,545	10,136
Conversion of redeemable convertible Preferred Stock into common stock in connection with the Reverse Recapitalization	—	210,030
Initial recognition of operating lease right-of-use asset	—	30,612
Change in warrant classification from liability to equity	3,707	—
ROU assets obtained in exchange for operating lease liabilities	27,644	29,036
Class B common stock warrants issued in satisfaction of services rendered	—	—
Forfeiture of shares to settle promissory notes collateralized to common stock	—	9,359
Cashless exercise of Legacy Volta Preferred Stock Warrants	—	1,944
Common stock issued for acquisition of 2Predict	—	1,220
Issuance of common stock for patent acquisition	369	—
Stock-based compensation capitalized to internal-use software	571	—

Volta Inc.

Notes to Consolidated Financial Statements

Note 1 - Description of Business
Volta Inc. is a holding company for its wholly-owned subsidiaries, Volta Charging Industries, LLC, Volta Charging, LLC, Volta Charging Services, LLC, Volta Canada Inc., Volta Charging Germany GmbH, Volta France SARL, and Volta Media, LLC (inactive) (collectively, the “Company” or “Volta”). The new wholly owned subsidiaries, Rakko Holding B.V. and Volta Rakko B.V. were incorporated on August 22, 2022 and September 3, 2022, respectively. The Company is headquartered in San Francisco, California. The Company operates a network of smart media-enabled charging stations for electric vehicles across the U.S. In addition, the Company utilizes the network to decarbonize the transportation sector and accelerate electric vehicle adoption by providing sponsored charging to drivers. Revenue is derived primarily by selling paid content on the media-enabled charging station network, installing and maintaining charging stations.

On August 26, 2021, Tortoise Corp II consummated the Reverse Recapitalization contemplated by the Business Combination Agreement, by and among Tortoise Corp II, SNPR Merger Sub I, Inc., SNPR Merger Sub II, LLC, and Legacy Volta. On the Closing Date, and in connection with the Closing (the "Business Combination"), Tortoise Corp II was renamed Volta Inc. and began trading on the NYSE under the ticker symbol “VLTA”. The Company's Public Warrants also trade on the NYSE under the ticker symbol “VLTA WS”.

On September 12, 2022, the Company filed a registration statement on Form S-3 (File No. 333-267374) with the SEC (declared effective by the SEC on September 20, 2022) which permits the Company to offer up to 500 million shares of Class A common stock, preferred stock, depository shares, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time. As part of the Shelf Registration Statement, the Company filed a prospectus supplement registering for sale from time to time up to 150 million shares of our Class A common stock, par value $0.0001 per share, in “at-the-market” offerings pursuant to a Controlled Equity Offering Sales AgreementSM (the “Sales Agreement”) entered into on September 26, 2022, with a designated sales agent. As of December 31, 2022, the Company received $4.9 million of net proceeds from the sale and issuance of 4,251,284 shares of Class A common stock under the Sales Agreement, resulting in $0.4 million of equity issuance costs.

A substantial portion of the Company's operations, assets and revenue are located in the U.S. or derived from customers in the U.S.

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

Use of estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires the Company to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to management’s estimates and assumptions include, but are not limited to, assumptions underlying the determination of the stand-alone selling (“SSP”) prices for performance obligations within revenue arrangements, the fair value of consideration payable to a customer in revenue arrangements, allowance for doubtful accounts, inventory valuation, stock-based compensation, tax valuation allowance, warrant valuation, incremental borrowing rate for right-of-use (“ROU”) assets and lease liabilities, lease term, the valuation and useful lives of property and equipment, goodwill and intangibles, term loan payable, and the valuation of assets acquired and liabilities assumed for the Reverse Recapitalization.

Volta Inc.

Notes to Consolidated Financial Statements

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

Segment reporting

For the years ended December 31, 2022 and 2021, the Company was managed as one operating segment as we only report financial information on an aggregate and consolidated basis to the interim CEO, our Chief Operating Decision Maker (“CODM”), who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company has different revenue streams, the CODM managed the Company as a whole and made decisions at the consolidated level. There are no segment managers who are held accountable for operations, operating results, and plans for components or types of products or services below the consolidated unit level. As of December 31, 2022, a substantial portion of our long-lived assets were located in the United States and a majority of our revenue was earned in the United States.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have no material effect on previously reported results of operations or loss per share.

Cash, cash equivalents, and restricted cash

Cash and cash equivalents include on-demand deposits with banks and a mutual fund, respectively, for which cost approximates the fair value and restricted cash. As of December 31, 2022 and December 31, 2021, there was $0 and $0.1 million restricted cash, respectively, held in escrow related to payments to contractors.

Accounts receivable and allowance for doubtful accounts

Accounts receivable primarily include amounts related to receivables from our sales of media and installation of stations. We provide an allowance against accounts receivable for the amount we expect to be uncollectible. We write-off accounts receivable against the allowance when they are deemed uncollectible.

Unbilled receivables result from amounts recognized as revenues but not yet invoiced as of the consolidated balance sheet date. The Company had $0.8 million in unbilled receivables as of December 31, 2022 and 2021 related to network development revenue, which are included in the accounts receivable balance on the accompanying consolidated balance sheets.

The Company recorded $42 thousand allowance for doubtful accounts in the year ended December 31, 2022. The Company had no allowance for doubtful accounts in the year ended December 31, 2021.

Concentration of risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is held on deposit with high-credit quality financial institutions. Such deposits may at times exceed federally insured limits. The Company has not experienced losses in accounts.

As of December 31, 2022, four customers accounted for 22.0%, 13.0%, 13.0%, and 11.0% of the Company's accounts receivable balance, respectively. As of December 31, 2021, three customers accounted for 30.5%, 22.0% and 18.7% of the Company's accounts receivable balance, respectively. For the year ended December 31, 2022, two customers accounted for 21.3% and 16.2% of the Company's revenue, respectively. For the year ended December 31, 2021, two customers accounted for 27.4% and 12.1% of the Company's revenue, respectively.

Volta Inc.

Notes to Consolidated Financial Statements

Revenue generated by these customers arises from a portfolio of contracts with multiple, separate, legal entities. The Company mainly mitigates concentration risk as all contracts are executed with these separate, legal entities.

As of both December 31, 2022 and December 31, 2021, no vendor accounted for more than 10% of the Company's accounts payable orders. The Company mitigates concentration risk by maintaining contracts and agreements with alternative suppliers and is actively expanding its supplier network.

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

Inventory

Inventory consists of finished goods in the form of assembled charging stations. Inventory is measured using the first-in, first-out (“FIFO”) method and stated at the lower of cost or net realizable value as of December 31, 2022 and 2021. The value of inventories is reduced by estimates for excess and obsolete inventories. The estimate for excess and obsolete inventories is based upon management’s review of utilization of inventories in light of projected sales, current market conditions, and market trends. The Company monitors inventory to identify events that would require impairment due to obsolete inventory and adjusts the value of inventory when required. Inventory losses of $0.6 million were incurred during both the years ended December 31, 2022 and 2021.

Prepaid partnership costs

Volta Inc.

Notes to Consolidated Financial Statements

Prepaid partnership costs consist of licensing fees paid to site partners in Network Development arrangements for the exclusive right to display media on media-enabled charging stations in advance of the lease commencement date. Upon lease commencement, the costs are included in the right-of-use asset (“ROU”) asset balance.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. The cost of maintenance and repairs is expensed as incurred, and expenditures that extend the useful lives of assets are capitalized. Charging stations, digital media screens, capitalized research and development equipment, computers and equipment, and furniture are depreciated and amortized using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term, ranging from two to five years. Depreciation and amortization expense (excluding intangibles amortization) for the years ended December 31, 2022 and 2021 is $18.6 million and $10.6 million, respectively.

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

For the years ended December 31, 2022 and 2021, losses of $3.6 million and $1.9 million, respectively, related to construction in progress that was damaged or abandoned were recognized in other operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

Intangible assets

Volta Inc.

Notes to Consolidated Financial Statements

Definite-lived intangible assets primarily consist of intellectual property, for which the weighted-average useful life is 1.5 to 9 years. Total amortization expense for capitalized software and capitalized software implementation costs within depreciation and amortization for the years ended December 31, 2022 and 2021 is $0.7 million and $0.6 million, respectively.

Impairment of long-lived assets and intangibles

Intangible assets with finite lives are amortized over their useful lives and reported net of accumulated amortization. The Company evaluates its long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Although the Company has accumulated losses, the Company believes that the future cash flows will be sufficient to exceed the carrying value of the Company’s long-lived and intangible assets. As of December 31, 2022 and 2021, the Company determined that no events or changes in circumstances existed that would otherwise indicate any impairment of its long-lived or intangible assets.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company accounts for goodwill in accordance with Accounting Standards Update (“ASU”) 350, Intangibles - Goodwill and Other Intangible assets, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets having indefinite useful lives. ASC 350 requires goodwill to be carried at cost, prohibits the amortization of goodwill and requires the Company to test goodwill for impairment at least annually. Volta evaluates its goodwill for impairment annually, in the fourth quarter, or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then the goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, an impairment loss is recognized in an amount equal to the difference. There was no impairment of goodwill for the year ended December 31, 2022.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The lease liabilities and corresponding ROU assets are recognized on the consolidated balance sheets. The Company determines if an arrangement contains a lease at inception. The Company recognizes an ROU asset and a lease liability at the lease commencement date for operating leases with terms greater than 12 months. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. The initial measurement of ROU assets is comprised of the initial amount of the lease liability, adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received. ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus any initial direct costs, plus (less) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. The lease expense is recognized on a straight-line basis over the lease term. The Company does not have material financing leases as of December 31, 2022.

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

Volta Inc.

Notes to Consolidated Financial Statements

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

This change is due to the implementation of a new lease accounting system in Q4 2021 and is considered a change in accounting methodology that does not have a material impact on our consolidated financial statements. We applied this change prospectively in accordance with GAAP.

Debt issuance costs

The Company accounts for the costs incurred in connection with borrowings under financing facilities as deferred and amortized over the life of the related financing on a straight-line basis which approximates the effective interest method. During the years ended December 31, 2022 and 2021, the Company deferred and capitalized costs related to the issuance of the term loans approximating $0.6 million and $0, respectively, and amortized $0.4 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively, of deferred debt issuance costs as interest expense, net, in the accompanying consolidated statements of operations and comprehensive loss (see Note 9 - Debt Facilities).

Equity issuance costs

Transaction costs related to issuing an equity instrument are accounted for as equity issuance costs and presented as a deduction from the carrying value of the equity instrument. Equity issuance costs are a reduction to the proceeds allocated to the equity component. For the year ended December 31, 2021, the Company raised $28.7 million through sales of Legacy Volta Series D Preferred Stock, resulting in $1.3 million of equity issuance costs, which was paid in cash. As a part of the Closing, all Legacy Volta Series D, Legacy Volta D-1 Preferred Stock, and Legacy Volta Class B common stock were converted to Volta Inc. Class A common stock (Note 11 - Stockholders' (Deficit) Equity and Stock-Based Compensation).

On September 12, 2022, the Company filed a registration statement on Form S-3 (File No. 333-267374) with the SEC (declared effective by the SEC on September 20, 2022) which permits the Company to offer up to 500 million shares of Class A common stock, preferred stock,depository shares, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). As part of the Shelf Registration Statement, the Company filed a prospectus supplement registering for sale from time

Volta Inc.

Notes to Consolidated Financial Statements

to time up to 150 million shares of our Class A common stock, par value $0.0001 per share, in “at-the-market” offerings pursuant to a Controlled Equity Offering Sales AgreementSM (the “Sales Agreement”) entered into on September 26, 2022, with a designated sales agent. As of December 31, 2022, the Company received $4.9 million of net proceeds from the sale and issuance of 4,251,284 shares of Class A common stock under the Sales Agreement, resulting in $0.4 million of equity issuance costs.

Stock warrants

The Company’s common stock warrants are freestanding warrants that were issued by Legacy Volta in connection with certain debt and equity financing transactions (“Legacy Volta Warrants”). At the Closing, the Legacy Volta Warrants were converted into warrants to purchase Volta Class A common stock (“Converted Warrants”). The Converted Warrants were classified as equity instruments at the grant date fair value calculated using the OPM Backsolve approach and were not subject to revaluation at the consolidated balance sheet date. Additionally, Tortoise Corp II sold Public Warrants and issued Private Warrants. The warrants are convertible to Volta Class A common stock. As of December 31, 2022, the Public Warrants are classified as equity instruments and are not subject to revaluation at the consolidated balance sheet date. As the Private Warrants do not meet the criteria for equity treatment, they are recorded as liabilities on the consolidated balance sheets. Accordingly, the Company classifies the Private Warrants as liabilities and records them at fair value, with the change recorded in the change in fair value of warrant liability in the accompanying consolidated statements of operations and comprehensive loss.

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

Volta Inc.

Notes to Consolidated Financial Statements

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

	Year ended December 31,
	2022	2021
Revenues	(in thousands)
Media	$44,008	$25,961
Network Development	9,246	5,224
Charging Network Operations	748	676
Network Intelligence	598	450
Total revenues	$54,600	$32,311

Media

Media revenue is generated based on the number of advertising impressions delivered over the contract term, which is typically less than one year. Media revenue is recorded in service revenue in the accompanying consolidated statements of operations and comprehensive loss.

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

The determination of the transaction price for Network Development revenue may require judgment and can affect the amount and timing of revenue. The transaction price is based on the consideration that the Company expects to be entitled to for providing the Network Development products and services on a standalone basis. Almost all the transaction price is based on fixed cash consideration received from customers. The transaction price is allocated

Volta Inc.

Notes to Consolidated Financial Statements

between lease and non-lease components based on a relative-selling price basis. However, in arrangements where the Company pays consideration to a customer for a distinct good or service, the consideration payable to a customer is limited to the fair value of the distinct good or service received by the customer. If the contractual payments for the location lease of this arrangement are in excess of fair value, then the Company will estimate the excess contractual payments over fair value and record that amount as a reduction to the transaction price in the arrangement. The reduction to transaction price for consideration payable to a customer is recognized at the later of when the Company pays or promises to pay the consideration or when the Company recognizes the related revenue for the transferred products and services. The Company reduced the transaction price and recognized consideration payable to a customer of $0.4 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.

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

Charging Network Operations

Charging Network Operations revenue correlates to usage of stations, and are currently, primarily generated by selling regulatory credits or LCFS credits to other regulated entities. The Company recognizes revenue from regulatory credits at the point in time when the regulatory credits are sold to the customer. Costs associated with Charging Network Operations are composed of a minor amount of personnel-related costs which is presented in selling, general and administrative in the accompanying consolidated statements of operations and comprehensive loss. Charging Network Operations revenue is recorded in other revenue in the accompanying consolidated statements of operations and comprehensive loss.

Network Intelligence

Network Intelligence revenue is generated through the delivery of SaaS to the customer as well as set up and one time fees. The Company recognizes Network Intelligence revenue ratably over the contract term on a time-elapsed basis as the SaaS is performed over the license period. Network Intelligence revenue is recorded in other revenue in the consolidated statements of operations and comprehensive loss. Most costs associated with Network Intelligence revenue qualify as internal use software and are capitalized and recorded within property and equipment, net on the accompanying consolidated balance sheets.

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

Remaining performance obligations

Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled receivable amounts that are expected to be recognized as revenue in future periods and excludes the performance obligations that are subject to cancellation

Volta Inc.

Notes to Consolidated Financial Statements

terms. The remaining performance obligations related to advertising services, the sale of media-enabled charging stations, installation services and SaaS are expected to be recognized as revenue within the next twelve months and are recorded within deferred revenue on the accompanying consolidated balance sheets. The unbilled receivable amount was $0.8 million for both the years ended December 31, 2022 and 2021. The total remaining performance obligations, excluding advertising services contracts that have a duration of one year or less, was $30.6 million as of December 31, 2022. As of December 31, 2022, the Company expects to recognize approximately 51.0% of its remaining performance obligations as revenues in the next twelve months, and the remainder thereafter.

Deferred revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the sale of media-enabled charging stations, and of installation and operation and maintenance services, and is recognized as revenue upon transfer control or as services are performed. The Company generally invoices customers in advance or in milestone-based installments. Revenue recognized for the years ended December 31, 2022 and 2021 that was included in the deferred revenue balance as of December 31, 2021 and 2020 was $8.1 million and $2.9 million, respectively. As of December 31, 2022, deferred revenue related to such customer payments amounted to $14.4 million, of which $13.6 million is expected to be recognized during the succeeding twelve-month period and is therefore presented as current.

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

The ending balances of assets recognized from costs of obtaining a contract with a customer were $0.04 million included in prepaid expenses and other current assets for both years as of December 31, 2022 and 2021, respectively, and $0.2 million and $0.3 million included in other non-current assets for the years ended as of December 31, 2022 and 2021, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $0.01 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively. The Company did not recognize any contract cost impairment losses for the years ended December 31, 2022 and 2021.

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

Volta Inc.

Notes to Consolidated Financial Statements

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

Selling, general and administrative

Selling, general and administrative consists primarily of employee-related costs, including salaries, employee benefits, and stock-based compensation, repair and maintenance expenses on corporate facilities and equipment and marketing. Selling, general and administrative also consist of rebates and incentives received from utility companies for the installation of electric vehicle charging stations and related infrastructure. Additionally, for the years ended December 31, 2022 and 2021 research and development expenses included in selling, general and administrative were $0.9 million and $1.2 million, respectively.

Advertising expenses

The Company expenses advertising expenses as they are incurred. For both the years ended December 31, 2022 and 2021, advertising expenses were $1.3 million, and are included in selling, general and administrative in the accompanying consolidated statements of operations and comprehensive loss. The Company does not capitalize any advertising expenses.

Other expenses, net

Other expenses, net, consist primarily of the miscellaneous expenses or income that are not related to core business operations. For the years ended December 31, 2022 and 2021, other expenses, net primarily relate to property taxes.

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

The Company accounts for uncertain tax positions in accordance with accounting standards which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2021, the Company recorded $2.0 million as an uncertain tax position related to deferred revenue. This uncertain tax position was released during the year ended December 31, 2022. The

Volta Inc.

Notes to Consolidated Financial Statements

Company’s policy is to include penalties and interest related to income tax matters within the Company’s benefit from (provision for) income taxes.

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

Comprehensive loss and accumulated other comprehensive income

The components of comprehensive loss consist of net loss and changes in foreign currency exchange rate translation. The changes in foreign currency exchange rate translation are excluded from earnings and reported as a component of stockholders’ (deficit) equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period, whereas revenues and expenses are translated at average exchange rates in effect during the period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income account in stockholders’ (deficit) equity. For the years ended December 31, 2022 and 2021, the Company had total comprehensive loss of $154.3 million and $276.4 million, respectively, and accumulated other comprehensive income of $0.5 million and $0.2 million, respectively.

COVID-19 impact

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic may continue to have a negative impact on the operations and customers of the Company. The impact on the business and the results of operations included decreased customer demand for advertising space due to the decrease in foot traffic at the site hosts as consumers were subject to stay at home and shelter-in-place orders around the United States, as well as the temporary halting of construction activities of the charging stations. In addition, the ability of the employees and the suppliers' and customers' employees to work may be impacted by individuals contracting or being exposed to COVID-19, which may significantly hamper the operations. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets, or a material change in the estimate of any contingent amounts recorded in the consolidated balance sheet as of December 31, 2022. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic. The consolidated financial statements reflect estimates and assumptions made by management as of December 31, 2022 and management continues to monitor the potential impact. Events and changes in circumstances arising after December 31, 2022, including those resulting from the

Volta Inc.

Notes to Consolidated Financial Statements

impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods. The Company applied for and received a $3.2 million loan under SBA as a part of the PPP Loan. While the Company received full forgiveness for the loan, the full amount of the loan was repaid in the year ended December 31, 2021 (see Note 9 - Debt Facilities).

Recent accounting pronouncements

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

Note 3 - Liquidity

The Company's consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying Consolidated Financial Statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that would be necessary if the Company is unable to continue as a going concern. Additional cash obligations in the next twelve months are expected to include investments in the operations and purchases to expand the business. Management has considered conditions and events which provide substantial doubt about the Company's ability to continue as a going concern over the 12 months following the issuance of the consolidated financial statements. The Company concluded that there is substantial doubt that the Company can continue as a going concern in the next twelve months based on reasonable information available to us as of the date of this analysis. No assurances can be provided that additional funding will be available at terms acceptable to the Company, if at all. If the Company is unable to raise additional capital, the Company may significantly curtail its operations, modify strategic plans and/or dispose of certain operations or assets. For the year ended December 31, 2022, the Company incurred a net loss of $154.6 million and had negative cash flows from operating activities of $117.2 million. As of December 31, 2022, the Company had an accumulated deficit of 583.4 million and cash of $2.6 million.

ATM Proceeds

During the year ended December 31, 2022, the Company received $4.9 million of proceeds, net of commissions, from the sale and issuance of 4,251,284 shares of Class A common stock issued in “at-the-market” offerings pursuant to a Controlled Equity Offering Sales AgreementSM dated September 26, 2022. The offer and sale of these shares has been registered under the Securities Act, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-267374), which was originally filed with the SEC on September 12, 2022 and declared effective by the SEC on September 20, 2022, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed with the SEC on September 26, 2022. For more information, see Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Financial Condition, Liquidity, and Capital Resources - Shelf Registration Statement and At-the-Market Equity Offerings.

Agreement and Plan of Merger

On January 17, 2023, Volta entered into the Merger Agreement with Shell and Merger Sub. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Volta, with Volta continuing as the surviving corporation and as a wholly-owned subsidiary of Shell. See Note 17 - Subsequent Events for further more details. In the event the Merger Agreement is not adopted

Volta Inc.

Notes to Consolidated Financial Statements

by Volta stockholders, or if the merger is not completed for any other reason (other than pursuant to Volta’s acceptance of a superior proposal), it is likely that Volta would be required to promptly raise additional debt or equity capital, which may not be available, or commence voluntary bankruptcy proceedings.

As of December 31, 2022, the Company had $12.9 million outstanding on a term loan. The term loan agreement requires the Company to be in compliance with certain financial covenants, including maintaining a minimum cash balance and total and average revenue covenants. If the Company does not raise additional capital it is unlikely the financial requirements will be met in future periods and the lenders will have the right to exercise remedies, including an increase in the interest rate by 3.0% per annum, and an option to require repayment of the loan in the event of default. For more information on the term loan agreement, see Note 9 - Debt Facilities.

Note 4 - Acquisitions

On April 21, 2021, the Company completed its acquisition of certain assets of 2Predict, from Praveen Mandal, the Company’s former Chief Technology Officer. 2Predict uses artificial intelligence techniques to run next-level analytics on large data sets. 2Predict's data scientists provide advanced machine learning solutions and some of them will continue to assist in developing Volta’s technology. The purchase price was $1.4 million, comprising $0.2 million cash and 182,188 issued shares of Volta Class A common stock valued at $1.2 million, paid on the acquisition date.

The acquisition of 2Predict was accounted for as a Business Combination according to ASC 805-10, Business Combinations. This method requires, among other things, that assets acquired and liabilities assumed in a Business Combination be recognized at their fair values as of the acquisition date. During 2021, the Company incurred immaterial third-party acquisition costs. These expenses were included in general and administrative expense of the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

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

Volta Inc.

Notes to Consolidated Financial Statements

On the Closing Date, each holder of Legacy Volta’s Class A common stock received approximately 1.2135 shares of Volta’s Class B common stock, par value $0.0001 per share, and each holder of Legacy Volta’s Class B common stock received approximately 1.2135 shares of the Company’s Class A common stock, par value $0.0001 per share. See Note 10 - Warrants and Note 11 - Stockholders' (Deficit) Equity and Stock-Based Compensation for additional details of the Company’s stockholders’ equity prior to and subsequent to the Reverse Recapitalization.

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

Note 6 - Fair Value Measurements

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the fair value measurements. All of the Company's cash and cash equivalents are classified within Level 1 as they are valued using quoted market prices or alternative pricing sources. The Public Warrants were classified as Level 1 due to the use of an observable market quote in an active market. The senior secured term loan is classified within Level 2 as it is valued using market-based risk measurements that are indirectly observable, such as credit risk. Private Warrants are classified within Level 3. In determining the fair value of the private placement warrant liability, the Company used the BLM that assumes optimal exercise of the Company’s redemption option at the earliest possible date.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Carrying Amount	Total	Level 1	Level 2	Level 3
December 31, 2021		(in thousands)
Liabilities
Senior secured term loan	$39,995	$41,242	$—	$41,242	$—
Private warrants	11,036	11,036	—	—	11,036
Public warrants	16,036	16,036	16,036	—	—
Total	$67,067	$68,314	$16,036	$41,242	$11,036

December 31, 2022
Liabilities
Senior secured term loan	$12,483	$12,923	$—	$12,923	$—
Private warrants	386	386	—	—	386
Total	$12,869	$13,309	$—	$12,923	$386

Volta Inc.

Notes to Consolidated Financial Statements

Level 2 valuation - senior secured term loan

The Company measures the fair value of the senior secured term loan using discounted cash flows and market-based expectations for credit risk and market risk.

Level 3 valuation - Private Warrants

As of December 31, 2022 and 2021, the Company has Private Warrants defined and discussed in Note 10 - Warrants. The warrants are measured at fair value on a recurring basis at the end of each reporting period using a BLM. The BLM's primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Closing was derived from observable Public Warrants pricing. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrants pricing. Accordingly, the Private Warrants are classified as Level 3 financial instruments. The Private Warrants were valued as of December 31, 2022 using the estimated fair value price of $0.07 per Private Warrant, and valued as of December 31, 2021 using the estimated fair value price of $1.86 per Private Warrant. The following table provides quantitative information regarding Level 3 Private Warrants fair value measurement inputs at their measurement dates:

	December 31, 2022	December 31, 2021
Expected dividend yield	—%	—%
Risk-free interest rate	4.10%	1.18%
Expected volatility	214.40%	132.50%
Expected term (in years)	3.65	4.5

The changes in the fair value of the Private Warrants were as follows:

(in thousands)
December 31, 2020	$698
Increase in fair value of Preferred Stock warrants	1,246
Release of liability upon exercise of Preferred Stock warrants	(1,944)
Addition of Private Warrants	11,036
Decrease in fair value of Private warrants	—
December 31, 2021	$11,036
Decrease in fair value of Private warrants	(10,650)
December 31, 2022	$386

There were no transfers of financial instruments between levels of the hierarchy for the years ended December 31, 2022 and 2021.

Note 7 - Property and Equipment, Net

Property and equipment, net, as of December 31, 2022 and 2021, consists of the following:

Volta Inc.

Notes to Consolidated Financial Statements

	December 31, 2022	December 31, 2021
	(in thousands)
Charging stations and digital media screens	$131,107	$79,104
Construction in progress: station hardware	100,895	33,434
Capitalized research and development equipment	2,451	2,689
Leasehold improvements	1,990	856
Computer and office equipment	1,727	1,459
Capitalized software	1,622	888
Development in progress: software	4,573	86
Furniture	229	229
Other fixed assets	4,573	3,736
Total property and equipment	249,167	122,481
Less accumulated depreciation and amortization	(41,821)	(24,753)
Property and equipment, net	$207,346	$97,728

Construction in progress is primarily composed of the charging stations that are pending installation completion. Depreciation and amortization expenses, excluding intangible amortization, were $18.6 million and $10.6 million for the years ended December 31, 2022 and 2021, respectively.

Note 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2022 and 2021 consists of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Charging station expenses	$10,499	$5,393
Lease incentive liability	1,746	2,354
Employee related expenses	6,374	9,239
Deposit liability	—	850
Accrued interest	—	1,294
Severance	325	—
Other	501	1,038
Total accrued expenses and other liabilities	$19,445	$20,168

Charging station expenses consist primarily of accrued installation costs and rent expenses. Accrued employee expenses consist of accrued bonuses and commissions. Lease incentive liability consists of payments received in excess of the SSP for performance obligations related to Network Development arrangements. These liabilities are recorded in ROU assets upon lease commencement.

Note 9 - Debt Facilities

The Company’s outstanding debt instruments as of December 31, 2022 and 2021 are as follows:

Volta Inc.

Notes to Consolidated Financial Statements

	December 31, 2022	December 31, 2021
	(in thousands)
Term loans payable	$12,923	$40,833
Less current maturities, net of debt issuance	12,483	15,998
Less unamortized debt issuance costs, non-current portion	440	838
Total loans payable, net of unamortized debt issuance costs and current term loan payable	$—	$23,997

Term loans payable

On June 19, 2019, the Company entered into a term loan agreement that provides for senior secured term loan facilities of up to $44.0 million, and on November 25, 2020, the maximum borrowings were increased to $49.0 million. The term loan bears interest on the total outstanding balance at 12% per annum and is secured by certain qualifying assets of the Company. Principal payments are due in equal monthly installments which began on July 1, 2021, and the term loan matures on June 19, 2024. Total payments on the principal balance for the years ended December 31, 2022 and December 31, 2021 were $27.9 million and $8.2 million, respectively. The term loan agreement contains certain covenants pertaining to reporting and financial requirements, as well as negative and affirmative covenants. If the Company does not meet its reporting requirements, the lenders have the right to request remedies, including an increase in the interest rate by 3.0% per annum, and an option to call the loan in the event of default. The lenders agreed to waive their right to call the debt as a result of violations of certain covenants. These provisions expire on the earlier of loan termination, when the facility is fully drawn on, or two years after the Closing Date. The Company is in compliance with all covenants in relation to the year ended December 31, 2022. In March 2022 certain additional covenants pertaining to investments by the Company in its foreign subsidiaries Volta Canada Inc., Volta Charging Germany GmbH and Volta France SARL were implemented through an amendment to the term loan agreement. The amendment requires that investments in such foreign subsidiaries shall not exceed 125% of funds held in escrow. As of September 30, 2022, the Company had funded $12.9 million into an escrow account to cover projected investments in such foreign subsidiaries, which was presented as restricted cash on the consolidated balance sheets as of September 30, 2022. The term loan agreement was further amended in September 2022 to permit the Company to sell shares of its common stock in at-the-market offerings. In October 2022, pursuant to a limited waiver to the term loan agreement, the Company released all of the funds in the escrow account of $12.9 million to the agent as a voluntary prepayment of the obligations owed under the term loan. The limited waiver maintains the funding requirement for the escrow account and extends it to include Volta Rakko B.V. and Rakko Holding B.V. in the Netherlands. As of December 31, 2022 and 2021, $12.9 million and $40.8 million of the principal was outstanding, and there was a debt discount of $0.4 million and $0.8 million, related to debt issuance costs, respectively. As of December 31, 2022, there was no accrued interest. As of December 31, 2021, accrued interest was $1.3 million.

Term loan payments by period as of December 31, 2022 are as follows:

Fiscal Year	(in thousands)
2023	12,923
$12,923
PPP loan

In April 2020 the Company applied for and received a small business loan of $3.2 million through the PPP Loan. Although the Company received full forgiveness for the loan as the entire amount was used for eligible expenses under the program, the Company paid the entire balance of the PPP loan on October 12, 2021.

Volta Inc.

Notes to Consolidated Financial Statements

Financing obligations

For one customer, the Company has entered into multiple contracts to sell media-enabled charging stations and leaseback the digital media screens for a period of up to 10 years. The leaseback of the digital media screen is in excess of its useful life of 5 years. Therefore, the consideration received equal to relative standalone selling price for the digital media screens has been recorded as a financing transaction. This financing arrangement has been amortized over its 5-year term at the Company’s incremental borrowing rate at the time of the transaction. As of both December 31, 2022 and 2021, the current portions of the financing obligation were $0.9 million, which were included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Non-current portions as of December 31, 2022 and 2021 were $2.4 million and $3.1 million, respectively, which were included within other non-current liabilities on the accompanying consolidated balance sheets. The Company’s incremental borrowing rate for each of these transactions has ranged between 6.0%-17.9%.

As of December 31, 2022 future payments under financing obligations were as follows:

Fiscal Year	(in thousands)
2023	$1,198
2024	1,215
2025	810
2026	408
Thereafter	529
Total future payments	4,160
Less amount representing interest	883
Total financing obligations	$3,277

Note 10 - Warrants

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

As of December 31, 2022 and 2021, none of the Legacy Volta Preferred Stock warrants remain outstanding.

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

Volta Inc.

Notes to Consolidated Financial Statements

(i) the exercise price per share for the shares of Legacy Volta common stock subject to such Legacy Volta warrant divided by (ii) 1.2135, rounding up to the nearest whole cent.

During the year ended December 31, 2021, 182,025 shares of Volta Class A common stock warrants were exercised at an exercise price of $0.01 per share for an immaterial amount.

During the year ended December 31, 2021, 188,638 shares of Volta Class A common stock warrants were exercised through a cashless exercise. As of December 31, 2022 and 2021, 9,773,835 Volta Class A common stock warrants remained outstanding.

Public and Private warrants

As the accounting acquirer, Legacy Volta, is deemed to have assumed 8,621,715 Public Warrants and 5,933,333 Private Warrants that were held by TortoiseCorp II at an exercise price of $11.50. In accordance A&R Warrant Agreement, dated August 26, 2021, between Volta, Computershare Inc. and Computershare Trust Company, N.A., collectively as warrant agent, the Public Warrants and Private Warrants for Class A common shares became exercisable on September 15, 2021. The warrants will expire five years after the completion of the Reverse Recapitalization, or earlier upon redemption or liquidation.

The Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities on the consolidated balance sheets. Accordingly, the Company classifies the Private Warrants as liabilities and records them at fair value. The Public Warrants did not meet the criteria for equity treatment from the issuance date through June 2022. During June 2022, changes in the Company's capital stock structure caused the Public Warrants to be eligible for equity classification. Accordingly the Company reclassified the fair value of the Public Warrants as of the date of the change in classification to additional paid-in-capital and was no longer required to make any additional fair value assessments in future periods. There was no warrant exercise activity during the year ended December 31, 2022. For the year ended December 31, 2021, 275 Public and no Private Warrants were exercised.

	Private Warrants	Public Warrants	Total Public and Private Common Stock Warrants
Outstanding at December 31, 2020	—	—	—
Common stock warrants added upon the Reverse Recapitalization	5,933,333	8,621,715	14,555,048
Warrants exercised	—	(275)	(275)
Outstanding at December 31, 2021	5,933,333	8,621,440	14,554,773
Warrants exercised	—	—	—
Outstanding at December 31, 2022	5,933,333	8,621,440	14,554,773

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

Volta Inc.

Notes to Consolidated Financial Statements

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

Note 11 - Stockholders' (Deficit) Equity and Stock-Based Compensation

Prior to the Reverse Recapitalization, Legacy Volta had two classes of authorized common stock: Legacy Volta Class A common stock and Legacy Volta Class B common stock. Unvested shares issued upon early exercise of stock options for cash were not considered outstanding for accounting purposes because the employees holding these awards were not entitled to the rewards of stock ownership. There have been no early exercises other than those issued in exchange for partial recourse notes as of December 31, 2021. The holders of Legacy Volta Class A common stock were entitled to one vote per share on any matter submitted to a vote of the stockholders of the Company; holders of Legacy Volta Class B common stock were entitled to receive dividends whenever funds were legally available and when declared by the Board.

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

Volta Inc.

Notes to Consolidated Financial Statements

	Preferred Shares	Conversion Ratio	Common stock
Series A redeemable convertible Preferred Stock	7,363,856	1.2135	8,936,039
Series B redeemable convertible Preferred Stock	11,090,568	1.2135	13,458,404
Series C redeemable convertible Preferred Stock	18,581,768	1.2135	22,548,976
Series C-1 redeemable convertible Preferred Stock	665,428	1.2135	807,497
Series C-2 redeemable convertible Preferred Stock	7,675,798	1.2135	9,314,581
Series D redeemable convertible Preferred Stock	13,266,042	1.2135	16,098,342
Series D-1 redeemable convertible Preferred Stock	8,283,574	1.2135	10,052,117
Total	66,927,034		81,215,956

Company’s common stock outstanding

	Authorized Shares	Issued and Outstanding Shares
December 31, 2022
Volta Class A common stock	350,000,000	174,198,246
Volta Class B common stock	50,000,000	—
Total Common Stock	400,000,000	174,198,246

December 31, 2021
Volta Class A common stock	350,000,000	152,218,214
Volta Class B common stock	50,000,000	9,887,185
Total Common Stock	400,000,000	162,105,399

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

Volta Preferred Stock

The Certificate of Incorporation of Volta filed with the Secretary of State of the State of Delaware on August 26, 2021, as the same may be amended, supplemented or modified from time to time provides that shares of Volta

Volta Inc.

Notes to Consolidated Financial Statements

preferred stock may be issued from time to time in one or more series up to 10,000,000 shares. No such shares have been issued as of December 31, 2022.

Shares reserved for issuance

The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	December 31, 2022	December 31, 2021
2022 ATM Plan Reserve	70,748,716	—
Shares available for grant – 2021 Equity incentive plan	25,500,119	14,357,382
Unvested restricted stock units	18,391,859	29,688,046
Legacy Volta Class A common stock warrants	9,773,835	9,773,835
Options outstanding	6,336,542	11,464,745
Outstanding Public Warrants	8,621,440	8,621,440
Outstanding Private Warrants	5,933,333	5,933,333
Shares available for purchase - 2021 ESPP plan	3,715,944	3,715,944
Vested restricted stock units, not yet released	173,303	—
Total shares of common stock reserved	149,195,091	83,554,725

Employee Stock Purchase Plan

In connection with the Reverse Recapitalization, effective on August 26, 2021, the Board and Tortoise Corp II’s shareholders adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) to allow employees of Volta, under Section 423 of the Internal Revenue Code of 1986 (the “Code”), and its service providers (outside Section 423 of the Code) to purchase shares of Class A common stock at a discount through payroll deductions and to benefit from stock price appreciation, thus enhancing the alignment of employee and stockholder interests.

The 2021 ESPP allows eligible employees and service providers to purchase shares of the Company’s common stock with a percentage or maximum dollar amount discounted through payroll deductions of up to 15% of eligible employee compensation, subject to any plan limitations. The purchase price of shares of common stock acquired by eligible employees or service providers will not be less than the lesser of: (i) an amount equal to 85% of the fair market value of the shares of common stock on the offering date; or (ii) an amount equal to 85% of the fair market value of the shares of common stock on the applicable purchase date. No offerings or purchases of common stock shares have taken place as of December 31, 2022. Subject to capitalization adjustments, the 2021 ESPP provides for the issuance of up to 3,715,944 shares of common stock as of December 31, 2022.

Equity Incentive Plans

Upon the Closing Date, Volta's Board adopted a new plan (which amended and restated the prior plan), the 2021 Equity Incentive Plan (“2021 EIP”) effective as of August 26, 2021. The 2021 EIP authorizes stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance-based awards, as well as certain other awards. As of December 31, 2022, 25,500,119 shares of common stock were available and reserved for issuance under the 2021 EIP. The number of shares available and reserved for issuance under the 2021 EIP include the shares reserved for issuance under the Legacy Volta 2014 Equity Incentive Plan (“2014 EIP”). On the first day of each fiscal year beginning with the 2022 fiscal year and ending on (and including) the first day of the 2031 fiscal year, the number of shares available for issuance under the 2021 EIP will automatically increase in an amount equal to the lesser of (i) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of shares determined by the Board, with such shares to be Class A common stock. Under the 2021 EIP, the Company can grant stock options, stock appreciation rights, restricted stock, RSUs and certain other awards which are settled in the form of common shares under the 2021 EIP. No further awards will be granted under the Legacy Volta 2014 EIP. Additionally, upon the Closing Date, the Board adopted the Founder Incentive

Volta Inc.

Notes to Consolidated Financial Statements

Plan (“FIP”) effective August 26, 2021. The FIP authorizes the grant of up to 10,500,000 aggregate RSUs to Scott Mercer and Christopher Wendel (the "Founders").

Stock option activity

Stock option activity and activity regarding shares available for grant under the Plan is as follows:

	Number of options outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life	Aggregate intrinsic value
			(in years)	(in thousands)
January 1, 2021	17,558,731	$0.93	8.2	$30,881
Options granted	7,248,934	3.93
Options exercised	(12,796,353)	0.79
Options forfeited	(544,526)	2.53
Options expired	(2,022)	0.73
December 31, 2021	11,464,764	$2.66	8.3	$53,695
Options granted	—	—	—	$—
Options exercised	(1,743,072)	0.70
Options forfeited	(2,770,238)	3.76
Options expired	(598,689)	2.74
December 31, 2022	6,352,765	$2.70	7.0	$16

Options vested and exercisable as of December 31, 2021	4,830,158	$1.30	7.4	$29,176
Options vested and exercisable as of December 31, 2022	4,828,793	$2.37	6.8	$16

The aggregate intrinsic value of employee options exercised during the years ended December 31, 2022 and 2021 was $2.3 million and $103.4 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the date of the exercise and the exercise price for in-the-money options.

The total fair value of options vested during the years ended December 31, 2022 and 2021 was $8.5 million and $7.1 million, respectively.

RSUs
In accordance with the FIP, the Company granted 10,500,000 RSUs to the founder and co-founder in August 2021. The fair value of the RSUs is measured on the grant date based on the value of the shares on the Closing Date. These grants vest on the earlier of January 1, 2022 or a qualified termination as defined in the FIP. The FIP was adopted upon Closing to replace that certain Volta Management Carve-Out Plan (the "Carve-Out-Plan"), pursuant to which in the event of a "liquidity transaction" (as defined in the Carve-Out Plan), Mr. Mercer and Mr. Wendel would each be eligible to receive 2% of the "aggregate proceeds" (as defined in the Carve-Out Plan), subject to their execution of a release of claims in favor of Legacy Volta. The terms and conditions of the FIP and the grant of RSUs to Mr. Mercer and Mr. Wendel were proposed to be adopted in exchange for the termination of the Carve-Out Plan, and such proposal was approved by the shareholders of Tortoise Corp II.

In accordance with the 2021 EIP, the Company granted RSUs to certain officers, executives, new hires, and key employees in November 2021 and December 2021. The fair value of the RSUs is measured on the grant date based

Volta Inc.

Notes to Consolidated Financial Statements

on the closing price for the Company’s Class A common stock. Typically, these grants vest over a three-year period from the date of issuance.

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

A summary of the RSU activity for the year ended December 31, 2022 was as follows:

	Number of shares	Weighted-average grant date fair value
January 1, 2021	—	$—
RSUs granted	29,763,009	10.70
RSUs vested	—	—
RSUs forfeited	(75,000)	12.10
December 31, 2021	29,688,009	$10.70
RSUs granted	15,127,877	2.89
RSUs vested	(11,558,324)	8.90
RSUs forfeited	(14,865,703)	8.44
December 31, 2022	18,391,859	$7.83

The weighted-average grant-date fair value of RSUs granted during the twelve months ended December 31, 2022 was $2.89 per share.

In addition to the awards outlined above, the Company approved the grant of 111,168 market-based RSUs and 1,340,974 service-based RSUs that were not yet communicated to employees as of December 31, 2021. As a result, these awards were not considered granted for accounting purposes during the year ended December 31, 2021. No additional market-based RSUs were awarded during 2022.

Restricted Stock Awards

In accordance with the 2014 EIP, the Company granted restricted stock awards (“RSAs”) to certain officers in February 2021. The fair value of the RSAs is measured on the grant date based on the closing price for the Company’s common stock. These awards vested immediately on the date of issuance.

A summary of the restricted stock award activity for the year ended December 31, 2022 was as follows:

	Number of shares	Weighted-average grant date fair value
January 1, 2021
RSAs granted	6,916,950	$5.82
RSAs vested	(6,916,950)	$5.82
RSAs forfeited	—	$—
December 31, 2021	—	$—

Volta Inc.

Notes to Consolidated Financial Statements

There were no RSAs granted during the year ended December 31, 2022.

Stock-based compensation

Stock-based compensation for options is estimated using the Black-Scholes option pricing model on the date of grant. The fair value of all options is amortized on a ratable basis over the required service periods of the awards, which are generally the vesting periods.

The weighted-average assumptions that were used in calculating such values during the year ended December 31, 2021 were as follows:

Year ended December 31, 2021
Expected dividend yield	—%
Risk-free interest rate	0.7%
Expected volatility	60.4%
Expected term (in years)	5.8

The Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. Therefore, the expected term of options granted is based on the “simplified method” of expected life. There were no options granted during the year ended December 31, 2022 and therefore no fair value calculations were required.

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

In accordance with the 2021 EIP and the FIP, the Company has granted RSUs that are subject to service-based vesting conditions, performance-based vesting conditions and market-based vesting conditions established by the Company’s Compensation Committee at the grant date. Compensation cost for the performance-based RSUs is recognized over the requisite service period if it is probable that the performance condition will be satisfied. The Company interprets the term “probable” to represent a greater than 70% likelihood that an event will occur. As of December 31, 2022, the Company determined that it is not probable that the performance conditions would be satisfied and has not recorded compensation cost associated with the performance-based awards.

Compensation cost associated with market-based RSUs is recognized over the requisite service period using the accelerated attribution method even if the market condition is never satisfied. For the year ended December 31, 2022 and 2021, the Company recognized $9.5 million and $21.6 million in compensation costs associated with market-based RSUs.

The unrecognized compensation expense related to stock options and RSUs was $4.7 million and $24.4 million, at December 31, 2022 respectively, and is expected to be recognized over a weighted average period of 1.93 and 2.93 years, respectively.

The Company estimated the fair value of its market-based RSUs on the grant date using a BLM incorporating the assumptions noted in the table below:

Volta Inc.

Notes to Consolidated Financial Statements

	Year ended December 31,
	2022	2021
Expected dividend yield	—%	—%
Risk-free interest rate	1.5%	1.3%
Expected volatility	90.0%	95.0%
Expected term (in years)	4.6	4.8

Significant modifications

In July 2021, in connection with the resignation of the Company’s former chief financial officer, the Board approved the acceleration of 458,314 unvested stock options on the date of her resignation. The exercise period for 140,000 of the options not previously exercised with partial recourse notes was extended such that the vested shares will remain outstanding and exercisable through the original 10-year term of each respective option. The maturity date of the partial recourse notes issued in exchange for early exercises was also extended from the termination date of July 31, 2021 to December 15, 2021. The Company recorded incremental stock-based compensation expense of approximately $2.4 million for this combination of stock option modifications.

In addition, in August 2021, the Board approved the acceleration of all 110,418 stock options for two individuals in connection with their terminations. The modified options post-termination exercise period was extended such that the vested shares will remain outstanding and exercisable through the original 10-year term. The Company recorded incremental stock-based compensation expense of approximately $0.5 million for these stock option modifications.

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

Additionally, vested unexercised stock options were modified on the termination date to extend the post-termination exercise period from 90 days to the contractual term of the options. The vested stock option modifications were measured as the excess of the fair value of the modified awards over the fair value of the original awards immediately before the modification determined using a Black-Scholes model. Assumptions used to calculate

Volta Inc.

Notes to Consolidated Financial Statements

incremental expense for the modified vested stock options during the year ended December 31, 2022 were as follows:

Year Ended December 31, 2022
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

The components of stock-based compensation expense recorded with respect to the modified awards are as follows:

(in thousands)	Year Ended December 31, 2022
Reversal of previously recorded RSU expense	$(605)
Incremental expense for modified RSUs	1,018
Incremental expense for modified stock options	804
Total stock-based compensation expense	$1,217

Scott Mercer and Chris Wendel Modification

On March 26, 2022, Scott Mercer and Chris Wendel resigned from the Board, and Mr. Wendel also resigned as an employee and officer of the Company. Mr. Mercer’s resignation as an employee and officer of the Company was effective as of April 15, 2022.

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

Volta Inc.

Notes to Consolidated Financial Statements

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

	Year Ended December 31, 2022
(in thousands)	Chris Wendel	Scott Mercer (a)
Reversal of previously recorded market-based RSU expense	$(9,879)	$(11,526)
Incremental expense for modified market-based RSUs	13,290	15,505
Incremental expense for modified stock options	3,662	3,451
Total stock-based compensation expense	$7,073	$7,430
(a) For Mr. Mercer’s stock options, the Company recorded stock-based compensation expense of 0.1 million for the year ended December 31, 2022 for awards that continued to vest until his termination on April 15, 2022.

Assumptions used to calculate incremental expense for the modified market-based RSUs using a Monte Carlo valuation during the year ended December 31, 2022 were as follows:

Year Ended December 31, 2022
Expected dividend yield	—%
Risk-free interest rate	2.5%
Expected volatility	90.0%
Expected term (in years)	4.4

All other outstanding unvested equity awards held by the Founders, consisting of 4,000,000 RSUs granted in the fourth quarter of 2021 and 923,695 RSUs granted in the first quarter of 2022 to Mr. Mercer and 2,750,000 RSUs granted in the fourth quarter of 2021 and 742,972 RSUs granted in the first quarter of 2022 to Mr. Wendel were forfeited as of March 26, 2022. This resulted in the reversal of previously recognized stock-based compensation expense of approximately $0.7 million for Mr. Wendel and $1.0 million for Mr. Mercer related to the grants of RSUs for the year ended December 31, 2022.

The incremental stock-based compensation and reversal of previously recorded stock-based compensation was recorded in selling, general and administrative in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

Compensation expense

Compensation expense related to stock-based awards was recorded in selling, general and administrative in the accompanying consolidated statements of operations and comprehensive loss for $30.0 million and $174.0 million for the years ended December 31, 2022 and 2021, respectively.

Partial recourse promissory notes

As of December 31, 2021, the Company had $0.2 million of promissory notes outstanding from employees and former employees, issued for 186,124 restricted stock purchases of Legacy Volta Class A common stock, and 365,605 shares of stock options exercisable for Legacy Volta Class B common stock, respectively. The two remaining outstanding promissory notes for the exercise of stock options represent the aggregate exercise price of the options and carry an interest rate of 2.26%, and the principal and interest are due upon the earlier of (i) the tenth

Volta Inc.

Notes to Consolidated Financial Statements

anniversary of the note’s issuance, or (ii) the date of a change of control. The promissory notes issued are collateralized by the shares issued in exchange for the note and were considered to be partial recourse as they may be surrendered at the then fair market value of a share of common stock as determined by the Board. The remainder up to 50% of the value of the original principal of the notes is collateralized by the assets of the borrowers. The amount payable is not limited to the fair value of the shares at the time of default or maturity. As such, the shares are not considered exercised for accounting purposes and the shares issued are not reflected as outstanding in the consolidated financial statements until the notes are repaid and the underlying stock options have vested.

The promissory notes with current employees were required to be settled upon the Closing. The notes associated with three former employees were not required to be settled upon the change of control and going public and two remained outstanding as of December 31, 2021 in accordance with the terms of each respective note. During the year ended December 31, 2022, amounts due from these former executives were settled by forfeiture of 71,454 shares value at $0.2 million.

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

Diluted net loss per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include outstanding stock options, warrants and RSUs. The dilutive effect of potentially dilutive common shares is reflected in diluted net loss per share by application of the treasury stock method for RSUs, stock options, and warrants. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net loss per share.

The following table presents the computation of basic and diluted net loss per share for the periods presented:

	Year ended December 31,
	2022		2021
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares

Numerator:
Net loss	$(150,505)	$(4,128)	$(242,163)	$(34,432)
Denominator:
Basic shares:
Weighted-average common shares, basic	165,762,888	4,545,964	59,034,393	8,393,797
Diluted shares:
Weighted-average common shares, diluted	165,762,888	4,545,964	59,034,393	8,393,797
Net loss per share attributable to common stockholders:
Basic	$(0.91)	$(0.91)	$(4.10)	$(4.10)
Diluted	$(0.91)	$(0.91)	$(4.10)	$(4.10)

Volta Inc.

Notes to Consolidated Financial Statements

The following weighted average shares of the potentially dilutive outstanding securities for the year ended December 31, 2022 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive given the net loss attributable to common shares. Therefore, the diluted net loss per share is the same as the basic net loss per share for the periods presented.

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

	Year ended December 31,
	2022	2021
Anti-dilutive securities
Outstanding stock options	6,336,542	30,602,803
Warrants for common stock	24,328,608	24,328,608
Options and RSAs exercised under notes receivables	—	669,522
Unvested RSUs	18,391,859	29,688,046
Vested RSUs not yet released	173,303	—
Total anti-dilutive securities	49,230,312	85,288,979

Note 13 - Leases

The Company is a lessee in several noncancellable operating leases, primarily for office space and the use of spaces for the installation of its electric vehicle charging stations (“site leases”). These leases generally have an initial term ranging from five to ten years, with the option to extend the lease for one to five years. In connection with the leases, the Company had asset retirement obligations for the restoration of lease sites of $2.1 million and $1.4 million as of December 31, 2022 and 2021, respectively, in other non-current liabilities within the accompanying consolidated balance sheets.

Supplemental information related to leases within the consolidated balance sheets is as follows:

	December 31, 2022	December 31, 2021
Other operating leases information
Weighted-average remaining lease term (years)	8.0	8.0
Weighted-average discount rate	11.2%	11.7%

The Company received COVID-19 related rent concessions indicating that (i) the Company was not obligated to pay rent, or the entirety of the contractual rent, or (ii) the Company received interest-free rent deferrals for the period affected by lockdown measures. There were no such concessions recognized as negative variable lease cost for the years ended December 31, 2022 and 2021. The following lease costs were recognized in other operating (income) expenses within the accompanying consolidated statements of operations and comprehensive loss:

Volta Inc.

Notes to Consolidated Financial Statements

	Year ended December 31,
	2022	2021
	(in thousands)
Operating lease costs
Fixed lease cost	$17,675	$11,944
Variable lease cost	479	252
Total operating lease costs	$18,154	$12,196

Supplemental cash flow information related to leases is as follows:

	Year ended December 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$15,641	$10,495
ROU assets obtained in exchange for lease obligations
ROU assets obtained in exchange for operating lease liabilities	$27,644	$29,036
Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

Maturities of lease liabilities as of December 31, 2022 are as follows:

Fiscal Year	Leases
(in thousands)
2023	18,795
2024	18,332
2025	16,807
2026	15,745
2027	15,569
Thereafter	47,061
Total undiscounted lease payments	132,309
Less imputed interest	(43,701)
Total lease liabilities	$88,608

As of December 31, 2022, there are additional operating leases that have not yet commenced of $8.3 million. These operating leases are expected to commence between fiscal year 2023 and fiscal year 2025 with lease terms of five to nine years.

Note 14 - Commitments and Contingencies

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

Volta Inc.

Notes to Consolidated Financial Statements

Employee benefit plan

The Company has a 401(k) defined contribution savings plan that covers substantially all of its employees. The Company contributes a matching contribution of 4% of the employee's salary each month under applicable safe harbor rules. Employee contribution is also limited by annual maximum amount determined by the Internal Revenue Service. The Company made contributions of $1.1 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively.

Purchasing Obligations

In the normal course of business, Volta enters into contractual agreements of the purchase of goods and services to ensure availability and timely delivery. As of December 31, 2022, the Company does not have any firm, noncancellable, and unconditional purchase commitments with contract manufacturers and suppliers and therefore has not recorded a liability for any such commitments.

Note 15 - Income Taxes

Loss before income taxes for the years ended December 31, 2022 and 2021 are as follows:

	Year ended December 31,
	2022	2021
	(in thousands)
United States	$(152,250)	$(274,809)
Foreign	(2,381)	(1,747)
Loss before income taxes	$(154,631)	$(276,556)

The provision for income taxes for the years ended December 31, 2022 and 2021 was immaterial, and the individual components (current and deferred, federal and state) were all individually immaterial as well.

	Year ended December 31,
	2022	2021
	(in thousands)
Current:
Federal	$—	$—
State	2	24
International		15
Deferred:
Federal	—	—
State	—	—
Total income tax provision	$2	$39

The difference between the tax provision at the statutory federal income tax rate and the provision for (benefit from) income tax as a percentage of loss before income taxes (effective tax rate) for the years ended December 31, 2022 and 2021 was as follows:

Volta Inc.

Notes to Consolidated Financial Statements

	Year ended December 31,
	2022	2021
	(in thousands)
Benefit from income taxes at U.S. federal statutory rate	$(31,741)	$(58,027)
State statutory rate	2,160	(12,014)
Foreign tax rate at statutory rate	—	15
Foreign tax rate differential	(193)	(207)
Change in valuation allowance	13,128	65,996
Stock-based compensation	20,137	1,987
Permanent differences	60	1,750
Change in fair value of warrant liability	(5,486)	260
Alternative fuel vehicle credit	(14,274)	(2,706)
Executive Compensation	10,367	—
Tax accounting method changes	2,468	—
Other	3,376	2,985
Total provision for (benefit from) income taxes	$2	$39

The Company’s effective tax rate differs from the federal statutory rate primarily due to the change in valuation allowance and the alternative fuel vehicle credit.

The components of net deferred tax assets as of December 31, 2022 and 2021 consisted of the following:

	Year ended December 31,
	2022	2021
Deferred tax assets:	(in thousands)
Net operating loss carryovers	$100,751	$67,756
Accruals, deferrals, and reserves	3,076	5,775
Operating lease liabilities	22,128	18,446
Stock compensation	6,400	32,601
Credits	25,776	11,502
Research and development expenses	85	—
Interest Expense	1,205	—
Gross deferred tax assets	159,421	136,080
Valuation allowance	(124,741)	(111,613)
Gross deferred tax assets after valuation allowance	$34,680	$24,467
Deferred tax liabilities
Fixed Assets and intangibles	$(10,260)	$(5,068)
Operating lease right-of-use assets	(22,950)	(19,399)
Section 481(a) Adjustment	(1,470)	—
Gross deferred tax liabilities	$(34,680)	$(24,467)
Net deferred tax assets	$—	$—

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income

Volta Inc.

Notes to Consolidated Financial Statements
taxes in the period in which such determination is made. During the years ended December 31, 2022 and 2021, the valuation allowance increased by $13.1 million and $66.0 million, respectively.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "ownership change" limitations provided by Section 382 and 383 of the Code and other similar state provisions. Any annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

As of December 31, 2022, the Company had federal, state, and foreign NOL carryforwards of approximately $393.5 million, $269.5 million (post apportionment), and $4.2 million respectively, as reported on its tax returns available to reduce future taxable income, if any. If not utilized, these federal and state NOL carryforwards will begin to expire in the year ending December 31, 2036. As a result of the Tax Cuts and Jobs Act of 2017, $376.0 million in federal NOL carryforwards do not have an expiration date. As of December 31, 2022, the Company also has Alternative Fuel Vehicle Credit carryforwards of $25.8 million that will begin to expire in the year ending December 31, 2036 if not utilized.

The Company accounts for uncertain tax positions in accordance with accounting standards which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company filed a tax accounting method change with its 2021 tax return. As a result, the Company released its uncertain tax position related to deferred revenue. As of December 31, 2022, the Company had no uncertain tax positions.

The Company’s policy is to include penalties and interest related to income tax matters within the Company’s benefit from (provision for) income taxes. As of December 31, 2022, the Company had no material accrued interest and penalties related to uncertain tax positions.

A reconciliation of beginning and ending amount of the gross unrecognized tax benefit is as follows:

	Year ended December 31,
	2022	2021
	(in thousands)
Unrecognized Tax Benefits as of beginning of year	$1,980	$—
Gross Increases - tax positions in prior period	—	1,980
Gross decreases - tax positions in prior period	(1,980)	—
Gross increases - tax positions in current period	—	—
Settlement	—	—
Lapse of statute of limitations	—	—
Unrecognized Tax Benefits as end of year	$—	$1,980

Note 16 - Related Party Transactions

Volta Inc.

Notes to Consolidated Financial Statements
2Predict, Inc.

Prior to April 2021, the Company received services from 2Predict, a firm where a former Volta officer was a co-founder and Chief Executive Officer, and recognized expenses of $0.6 million for the year ended December 31, 2021, respectively, in selling, general and administrative in the consolidated statements of operations and comprehensive loss. As of December 31, 2021 the Company had no balance in accounts payable - due to related party for consulting services received as 2Predict, is no longer a related party as certain of its assets were acquired by the Company in April 2021 (see Note 4 - Acquisitions).

Related party loans

During the year ended December 31, 2021, the Company issued 3,891,256 shares of Legacy Volta Series D preferred stock which upon the Closing, were converted into shares of Legacy Volta Class B common stock, which were then converted into 4,722,039 shares of Class A common stock of the Company through a cashless exercise. Of the 3,891,256 shares of Legacy Volta Series D preferred stock, 2,032,271 shares were issued to 19 York Ventures, which Board member Martin Lauber is an officer of, and Energize Ventures, LLC, which Board member John Tough is an officer of, at $7.38 per share for total proceeds of $15.0 million, which upon the Closing, were converted into shares of Legacy Volta Class B common stock, which were then converted into 2,466,161 shares of the Company's Class A common stock (see Note 11 - Stockholders' (Deficit) Equity and Stock-Based Compensation).

Promissory notes

During the year ended December 31, 2021, the Company entered into promissory note agreements with certain executives where the Company loaned $8.6 million at an interest rate of 3.25%.

The promissory notes with current employees were required to be settled upon the Closing. The notes associated with three former employees were not required to be settled upon the Reverse Recapitalization, however one of the notes has been settled while the other two remained outstanding as of December 31, 2021. (see Note 11 - Stockholders' (Deficit) Equity and Stock-Based Compensation).

As of December 31, 2021, the Company had partial recourse promissory notes due from two former executives totaling $0.2 million. During the second quarter of 2022, amounts due from these former executives were settled by way of forfeiture of 71,454 shares valued at $0.2 million with an immaterial balance forgiven.

Note 17 - Subsequent Events

The Company has evaluated events subsequent to December 31, 2022 and through the date the financials are made available. The following events occurring subsequent to the consolidated balance sheet date merited recognition or disclosure in these statements.

Agreement and Plan of Merger

On January 17, 2023, Volta entered into the Merger Agreement with Shell and Merger Sub. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Volta, with Volta continuing as the surviving corporation and as a wholly-owned subsidiary of Shell.

Loan Agreement

On January 17, 2023, Volta entered into a term loan, guarantee and security agreement (the "Equilon Loan Agreement") with Equilon Enterprises LLC d/b/a Shell Oil Products US, an affiliate of Shell ("Equilon"),

Volta Inc.

Notes to Consolidated Financial Statements
concurrently with the execution of the Merger Agreement, pursuant to which Equilon has provided a subordinated secured delayed draw term loan facility to Volta and certain of Volta’s subsidiaries of up to $20 million, of which $20 million has been drawn as of March 30, 2023 (the "Equilon Loans"). Additional amounts are to be drawn in minimum increments of $5 million. The Equilon Loans shall mature on the earliest of (i) the acceleration of obligations by Equilon under the Equilon Loan Agreement, (ii) the later to occur of (x) the date that is 60 days after termination of the Merger Agreement in compliance with Article IX of the Merger Agreement (other than pursuant to a superior proposal), and (y) the date that is 91 days following maturity of the company’s existing senior credit facilities with EICF Agent LLC (the "EICF Loan Agreement"), (iii) the effective time of the merger with Shell and (iv) termination of the Merger Agreement in connection with a superior proposal.

The Equilon Loans will bear interest at 15% per annum, increasing to 18% per annum three months after signing. Interest is capitalized (with monthly compounding). The default interest rate is an additional 2.0% per annum.

Volta’s obligations under the Equilon Loan Agreement are secured by a second priority security interest in the assets securing Volta’s obligations under the EICF Loan Agreement.

The Equilon Loan Agreement contains certain representations, covenants and events of default which are substantially based on the analogous provisions of the EICF Loan Agreement. Prior to a “trigger date”, only certain “key” representations, covenants and defaults are to be applicable under the Equilon Loan Agreement. A “trigger date” occurs upon the earlier of: (x) the date of acceptance of a superior proposal under the Merger Agreement and (y) the date of termination of the Merger Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer ("CEO") and Principal Financial Officer ("PFO") has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on an evaluation of our disclosure controls and procedures, our CEO and PFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Management, under the supervision of our CEO and PFO, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision of our CEO and PFO, evaluated the design and operating effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO framework"). Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

All internal control systems, no matter how well designed, have inherent limitations. Accordingly even effective internal controls and procedures can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Remediation of Weaknesses of Internal Controls

Subsequent to the evaluation made in connection with filing our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2022, June 30, 2022, and September 30, 2022 management with the oversight of the Audit Committee of the Board, continued the process of remediating the material weaknesses.

During the year ended December 31, 2022, we completed our plans to remediate these material weaknesses by performing the following:

•Hired experienced executives and personnel within our accounting and IT functions to strengthen the Company's expertise and segregate key functions in financial close, technical accounting and reporting and IT capabilities;

•Hired experienced personnel to enhance and operate our internal control program and execute related remediation efforts;

•Developed and maintained internal controls documentation, including as it relates to key accounting policies and procedures;

•Conducted a formal financial reporting risk assessment with the assistance of third-party specialists, and monitored such risk assessment for ongoing relevance;

•Designed and implemented additional business cycle processes and controls, including reviews of account reconciliations and journal entries;

•Designed and implemented a comprehensive IT general controls framework covering financial reporting-relevant IT systems;

•Engaged an experienced, nationally recognized Big Four public accounting firm to aid in our evaluation of the accounting for complex transactions as they arise; and

•Executed and considered the results of a comprehensive management testing program which evaluated the operating effectiveness of all key controls implemented to support to our remediation efforts, as supported by an experienced, nationally recognized Big Four public accounting firm.

The foregoing efforts have effectively remediated the material weaknesses as of December 31, 2022. As we continue to evaluate and work to maintain and improve our internal control over financial reporting, we may execute additional measures to enhance the overall design of our internal controls.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts in relation to the remediated previously disclosed material weaknesses described above, there were no changes to our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information, including ages as of March 27, 2023, of our executive officers and members of the Board.

Name	Age	Position
Executive Officers
Vincent Cubbage	58	Interim Chief Executive Officer and Director (1)
Michelle Kley	51	Executive Vice President, Chief Legal Officer and Corporate Secretary
Brandt Hastings	43	Chief Commercial Officer (1)
Andrew Lispher	56	Chief Development Officer
Stephen Pilatzke	44	Chief Accounting Officer

Non-Employee Directors
Katherine J. Savitt	59	Chairperson (3) (4)
Eli Aheto	47	Director (2)
John J. Tough	37	Director (2) (3)
Bonita C. Stewart	65	Director (2) (3) (4)
Martin Lauber	54	Director (3)
____________
(1) The Board appointed Brandt Hastings, the Company’s Chief Revenue Officer, to serve as the Company’s Interim Chief Executive Officer effective upon Scott Mercer’s departure in March 2022. In June 2022, Mr. Cubbage was appointed the Interim Chief Executive Officer and Mr. Hastings remained as the Company’s Chief Commercial Officer.
(2) Member of the audit committee.
(3) Member of the compensation committee.
(4) Member of the nominating and corporate governance committee.

Information about Executive Officers and Directors

Executive Officers

Vincent Cubbage. Mr. Cubbage has served as Volta’s Interim Chief Executive Officer since June 2022. Mr. Cubbage has served on the Board since its incorporation as Tortoise Acquisition Corp. II in July 2020. Mr. Cubbage has served as Chief Executive Officer and Chairman of the doard of directors of TortoiseEcofin Acquisition Corp. III since February 2021. Mr. Cubbage served as Chief Executive Officer and Chairman of Tortoise Acquisition Corp. from March 2019 to the completion of its initial business combination with Hyliion Inc. on October 1, 2020, and he continues to serve on the board of directors of Hyliion Holdings Corp. He has served as Managing Director — Private Energy of Tortoise Capital Advisors, L.L.C. since January 2019. Mr. Cubbage served as the Founder and Chief Executive Officer of Lightfoot Capital Partners from its formation in 2006 through its wind up in December 2019. He served as Chief Executive Officer and Chairman of the general partner of Arc Logistics Partners LP (NYSE: ARCX), from October 2013 to the date of its sale in December 2017. Prior to founding Lightfoot Capital, Mr. Cubbage was a Senior Managing Director in the Investment Banking Division of Banc of America Securities from 1998 to 2006; and prior to that was a Vice President at Salomon Smith Barney where he worked from 1994 to 1998. Mr. Cubbage holds an M.B.A. from the American Graduate School of International Management and a B.A. from Eastern Washington University.

Michelle Kley. Ms. Kley has served as Volta’s Executive Vice President, Chief Legal Officer and Corporate Secretary since July 2022. Ms Kley served as Executive Vice President, Chief Legal Officer, General Counsel and Secretary of Virgin Galactic Holdings, Inc. (NYSE: SPCE) from December 2019 to July 2022. Prior to that, Ms. Kley served as Senior Vice President, Chief Legal and Compliance Officer and Secretary of Maxar Technologies Inc. (NYSE: MAXR, TSX: MAXR). Prior to Maxar, Ms. Kley worked as an associate for law firms Wilson Sonsini Goodrich & Rosati and Morrison & Foerster LLP. Ms. Kley holds a J.D. degree from the University of California Berkeley Law School and B.A. in Psychology from Sonoma State University.

Andrew Lipsher. Mr. Lipsher has served as Volta’s Chief Development Officer since June 2022. Mr. Lipsher previously served as Volta’s Chief Revenue Officer and Chief Strategy Officer from July 2016 through November 2020 and most recently served as Chief Strategy Officer from December 2020 until his appointment as the Chief Development Officer. Prior to Volta, he served as the Chief Revenue Officer at Glamsquad and previously held senior leadership roles in operations, corporate development and M&A at Clear Channel, Interscope Geffen A&M Records, News Corporation, BMG and Warner Music. Mr. Lipsher was also a Partner at Greycroft Partners, a leading venture capital firm. Mr. Lipsher holds a B.A. from Yale University and an M.B.A. from Northwestern’s Kellogg Graduate School of Management.

Brandt Hastings. Mr. Hastings has served as Volta’s Chief Commercial Officer since June 2022. Mr. Hastings served as Interim Chief Executive Officer of the Company from March 2022 to June 2022, and he served as the Chief Revenue Officer of the Company from November 2020 until his appointment as Chief Commercial Officer. Prior to joining Volta, Mr. Hastings served as Senior Vice President of iHeartMedia Inc. from April 2014 to October 2020. Prior to that, Mr. Hastings served as Vice President at Clear Channel International from September 2007 to April 2014, Senior Account Executive from 2005 to 2007 and Account Executive from 2002 to 2005. Mr. Hastings holds a B.S. in management and a B.A. in Spanish from Gettysburg College.

Stephen Pilatzke. Mr. Pilatzke has served as Volta’s Chief Accounting Officer since July 2022. Mr. Pilatzke served as Chief Accounting Officer of Falcon Minerals Corporation from October 2018 to June 2022. Prior to that, Mr. Pilatzke served as Chief Accounting Officer for Lightfoot Capital Partners GP, LLC from January 2010 to December 2019 and for Arc Logistics Partners GP, LLC from October 2013 to December 2017. He also served as Chief Financial Officer and Controller of Paramount BioSciences LLC from December 2005 to January 2010. Mr. Pilatzke also has worked as an auditor at EisnerAmper LLP, an accounting and advisory firm, from November 2001 to December 2005. He is a Certified Public Accountant and hold a B.S. in accounting from Binghamton University.

Non-Employee Directors

Eli Aheto. Mr. Aheto has served on the Board since August 2021 and served on the Legacy Volta board of directors from October 2016 until the Closing. Mr. Aheto has served as a Managing Director at General Atlantic since July 2021 and on the board of directors of Greenlight Planet Inc. since April 2022. He has served on the boards of directors of the following private companies: 80 Acres Urban Agriculture, Inc. d/b/a “80 Acres Farm,” an indoor farming company from December 2018 to January 2021, 4AM Midstream, a midstream oil and gas gathering company, from July 2017 to June 2021 and Nautilus Solar Energy Inc., a community solar project developer from October 2015 to July 2019. Mr. Aheto was a Partner with Virgo Investment Group, a private investment firm, from 2015 to June 2021. Mr. Aheto holds an A.B. in economics from Harvard University and an M.B.A. from Harvard Business School.

Martin Lauber. Mr. Lauber has served on the Board since August 2021 and served on the Legacy Volta board of directors from June 2020 until the Closing. Since June 2013, Mr. Lauber has served as a Managing Partner at 19York, LLC, a marketing communications investing and strategic advisory firm, which he also founded. Mr. Lauber is also the Managing Partner of 19Y Ventures VI, LLC and has been active in technology and mobility investing and advising for several years. Prior, Mr. Lauber was Founder and CEO of Swirl, a pioneering digital marketing agency from 1997 to 2017. Mr. Lauber holds a B.A. in American Studies from the University of California, Los Angeles.

Katherine J. Savitt. Ms. Savitt has served on the Board since August 2021 and served on the Legacy Volta board of directors from December 2018 until the Closing. Ms. Savitt has served as President and Chief Business Officer of Boom Supersonic, an aviation and aerospace company, since January 2021. From 2016, Ms. Savitt served as a founding General Partner of Perch Partners, LLC, a management consulting firm. Prior to that, Ms. Savitt served as Chief Marketing Officer and Head of Global Media at Yahoo Inc. From 2009 to 2012, Ms. Savitt served as CEO of Lockerz, Inc., a shoppable digital magazine company, which she co-founded. Prior to this, Ms. Savitt served as Executive Vice President and Chief Marketing Officer of American Eagle Outfitters Inc. Ms. Savitt holds an A.B. in history and government from Cornell University.

Bonita C. Stewart. Ms. Stewart has served on the Board since August 2021 and served on the Legacy Volta board of directors from March 2021 until the Closing. Since 2006, Ms. Stewart has served in various roles at Google, Inc., a wholly owned subsidiary of Alphabet Inc., a global technology company, including most recently as Board Partner at Gradient Ventures, Google’s early stage venture arm focused on AI enabled companies, since June 2021. At Google, Ms. Stewart previously served as Vice President, Global Partnerships from July 2016 to June 2021; as Vice President, Americas, Partner Business Solutions from August 2012 to December 2015; as Vice President, U.S. Sales and Operations from 2011 to 2012; as Managing Director, U.S. Sales from 2009 to 2010; and as Industry Director, U.S. Automotive from 2006 to 2009. Prior to Google Ms. Stewart held management and brand executive roles at IBM and DaimlerChrysler. Ms. Stewart has served on the board of directors of Deckers Outdoor Corporation, a footwear design and distribution company, since September 2014 where she currently chairs the Corporate Responsibility, Sustainability and Governance Committee and PagerDuty, a digital operations management company, since January 2021. Ms. Stewart holds a B.A. in journalism from Howard University and an M.B.A. from Harvard Business School.

John J. Tough. Mr. Tough has served on the Board since August 2021 and served on the Legacy Volta board of directors from May 2019 until the Closing. Mr. Tough has worked at Energize Ventures as a Managing Partner since September 2019 and as a Partner from February 2017 to August 2019. Prior to this, Mr. Tough worked at Choose Energy, Inc., a consumer services technology company, as Chief Revenue Officer from 2016 to May 2017, Vice President of Business Development & Operations from January 2014 to 2016 and Director — Business Development from June 2012 to January 2014. He also currently serves as a member or observer on the boards of directors of the following private computer software companies: Matroid, Inc., Aurora Solar Inc., and Sitetracker, Inc. In addition, Mr. Tough also currently serves as a member or observer on the boards of directors of the following private companies: DroneDeploy, Inc., an aerial analytics information technology company, and Nozomi Networks Inc., a computer and network security company. Mr. Tough holds a B.S. in biology, chemistry and markets and management from Duke University and an M.B.A. from The University of Chicago — Booth School of Business.

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

Board Composition

The Board is composed of six directors and is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the third annual meeting following election. Volta’s directors are divided among the three classes as follows:

•the Class I directors are Martin Lauber and John Tough, and their terms will expire at the annual meeting of stockholders to be held in 2025;
•the Class II directors are Vincent Cubbage and Bonita Stewart, and their terms will expire at the annual meeting of stockholders to be held in 2023; and
•the Class III directors are Eli Aheto and Katherine Savitt, and their terms will expire at the annual meeting of stockholders to be held in 2024.

Directors in a particular class are elected for three-year terms at the annual meeting of stockholders in the year in which their terms expire. As a result, only one class of directors is elected at each annual meeting of Volta stockholders, with the other classes continuing for the remainder of their respective three-year terms. Each director’s term continues until the election and qualification of his or her successor, or the earlier of his or her death, resignation or removal. This classification of the Board may have the effect of delaying or preventing changes in Volta’s control or management.

The Board can fill vacant directorships, including newly created seats. Any additional directorships resulting from an increase in the authorized number of directors would be distributed pro rata among the three classes so that, as nearly as possible, each class would consist of one-third of the authorized number of directors. Volta’s directors may only be removed for cause and by the affirmative vote of the holders of at least two-thirds of the voting power of the then-outstanding shares entitled to vote in the election of directors, voting together as a single class.

Director Independence

The Board has determined that each of the directors serving on the Board, qualify as an independent director, as defined under the listing rules of NYSE, and the Board consists of a majority of “independent directors,” as defined under the applicable rules of the SEC and NYSE relating to director independence requirements. In addition, Volta is subject to certain rules of the SEC and NYSE relating to the membership, qualifications and operations of the audit committee, as discussed below.

Board Leadership Structure

The Company's bylaws prohibit the positions of Chairperson of the Board and Chief Executive Officer being held by the same individual. The Board has adopted Corporate Governance Guidelines which provide for the appointment of a lead independent director at any time when a Chairperson is not independent. Katherine J. Savitt currently serves as Chairperson of the Board.

Board Committees

The Board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below. The Volta Board and its committees set schedules for meeting throughout the year and can also hold special meetings and act by written consent from time to time, as appropriate. The Board delegates various responsibilities and authority to its committees and the committees regularly report on their activities and actions to the full Board. Members serve on these committees until their resignation or until otherwise determined by the Board. The Board may establish other committees to facilitate the management of Volta’s business as it deems necessary or appropriate from time to time.

Each committee of the Board operates under a written charter approved by the Board. Copies of each charter are posted on the Investor Relations section of Volta’s website at www.voltacharging.com. The inclusion of Volta’s website address or the reference to Volta’s website in this Annual Report does not include or incorporate by reference the information on Volta’s website into this Annual Report.

Audit Committee

Volta’s audit committee is composed of Eli Aheto, Bonita Stewart and John Tough, with Mr. Aheto serving as audit committee chairperson. The Board has determined that Mr. Aheto, Ms. Stewart and Mr. Tough each meet the requirements for independence and financial literacy under the current NYSE listing standards and SEC rules and regulations, including Rule 10A-3. In addition, the Board determined that Mr. Aheto is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations or liabilities that are greater than are generally imposed on members of the audit committee and the Board. The audit committee is responsible for, among other things:

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

Compensation Committee

Volta’s compensation committee is composed of John Tough, Martin Lauber, Katherine Savitt and Bonita Stewart, and Mr. Tough is the chairperson of the compensation committee. The Board has determined that each member of the compensation committee meets the requirements for independence under the current NYSE listing standards and SEC rules and regulations. Each member of the committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee is responsible for, among other things:

•reviewing, approving and determining, or making recommendations to the Board regarding, the compensation of Volta’s executive officers, including the Chief Executive Officer;
•making recommendations regarding non-employee director compensation to the full Board;
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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is composed of Bonita Stewart, Martin Lauber, and Katherine Savitt, and Ms. Stewart is the chairperson of the nominating and corporate governance committee. The Board has determined that each member of the nominating and corporate governance committee meets the requirements for independence under the current NYSE listing standards and SEC rules and regulations. The nominating and corporate governance committee is responsible for, among other things:

•identifying, evaluating and selecting, or making recommendations to the Board regarding nominees for election to the Board and its committees;
•considering and making recommendations to the Board regarding the composition of the Volta Board and its committees;
•developing and making recommendations to the Board regarding corporate governance guidelines and matters;
•overseeing Volta’s corporate governance practices;
•overseeing the evaluation and the performance of the Board and individual directors; and
•contributing to succession planning.

The nominating and corporate governance committee operates under a written charter which satisfies the applicable rules of the SEC and the NYSE listing standards and is available on Volta’s website.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all of Volta’s directors, officers and employees, including Volta’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is available on the Corporate Governance section of Volta’s website. In addition, Volta posted on the Corporate Governance section of Volta’s website all disclosures that are required by law or the listing standards of the NYSE concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

Nomination Process

As of December 31, 2022, we did not affect any material changes to the procedures by which our stockholders may recommend nominees to our Board. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board. If stockholders wish to recommend candidates directly to our Board, they may do so by sending communications to the chair of the Nomination and Governance Committee of our Board at the address on the cover of this Annual report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our securities to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons, we believe that, with respect to the year ended December 31, 2022, such persons complied with all such filing requirements except Mr. Hastings, who inadvertently filed one late Form 4 with respect to one transaction.

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

Volta’s named executive officers for fiscal year 2022 were as follows:
•Vincent Cubbage, Interim Chief Executive Officer(1)
•Brandt Hastings, former Interim Chief Executive Officer and current Chief Commercial Officer(1)
•Scott Mercer, former Chief Executive Officer(2);
•Andrew Lipsher, Chief Development Officer
•Christopher Wendel, former President(3); and
•Francois Chadwick, former Chief Financial Officer(4).

(1) On April 16, 2022, the Company announced that Mr. Hastings was named as the Interim Chief Executive Officer while continuing as the Chief Revenue Officer. On June 12, 2022, the Company announced that Mr. Cubbage would become the Interim Chief Executive Officer and Mr. Hastings would become the Chief Commercial Officer.

(2) On March 28, 2022, the Company announced that Mr. Mercer resigned as an officer, director and employee of the Company. Mr. Mercer served as Chief Executive Officer for a transition period which ended on April 15, 2022.

(3) On March 28, 2022, the Company announced that Mr. Wendel resigned as an officer, director and employee of the Company.

(4) On June 10, 2022, the Company announced that Mr. Chadwick intended to resign as an officer and employee of the Company. Mr. Chadwick served as Chief Financial Officer for a transition period which ended on August 22, 2022.

The Board, with input from Volta’s Chief Executive Officer, has historically determined the compensation for Volta’s named executive officers. The Board has designed, and intends to modify as necessary, its compensation and benefits programs to attract, retain, incentivize and reward talented and qualified executives who share its philosophy and desire to work towards achieving Volta’s goals. Volta believes its compensation programs should promote the success of the company and align executive incentives with the long-term interests of its stockholders. Volta’s current compensation programs reflect its startup origins and consist primarily of salary, bonus and equity awards. As Volta’s needs evolve, it intends to continue to evaluate its philosophy and compensation programs as circumstances require.

The following table provides information concerning compensation awarded to, earned by and paid to each of Volta’s named executive officers for services rendered to Volta in all capacities during 2021 and 2022:

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)		Option Awards(3)	All Other Compensation		Total
Vincent Cubbage (4)	2022	$276,603	$—	$772,800	(5)	$—	$320,878	(6)	$1,370,281
Interim Chief Executive Officer and Director	2021	$—	$—	$—		$—	$—		$—
Scott Mercer *	2022	$137,500	$—	$4,609,238	(7)	$—	$253,100	(8)	$4,999,838

Former Chief Executive Officer	2021	$437,500	$500,000	$178,402,500	(9)	$—	$83,048	(10)	$179,423,048
Brandt Hastings	2022	$462,499	$—	$2,293,137	(11)	$—	$17,967	(12)	$2,773,603
Chief Commercial Officer and Former Interim CEO	2021	$350,000	$400,000	$439,731	(13)	$355,339	$9,911	(14)	$1,554,981
Francois Chadwick	2022	$269,631	$—	$2,390,466	(15)	$—	$9,319	(16)	$2,669,416
Former Chief Financial Officer	2021	$280,000	$400,000	$6,464,697	(17)	$2,515,000	$11,915	(18)	$9,671,612
Andrew Lipsher	2022	$345,833	$—	$601,205	(19)	$—	$4,417	(20)	$951,455
Chief Development Officer	2021	$300,000	$200,000	$2,198,638	(21)	$513,701	$5,367	(22)	$3,217,706
Christopher Wendel	2022	$97,917	$—	$3,707,430	(23)	$—	$226,250	(24)	$4,031,597
Former President	2021	$391,667	$450,000	$151,041,000	(25)	$—	$83,048	(26)	$151,965,715

* On March 28, 2022, the Company announced that Mr. Mercer resigned as an officer and employee of the Company. Mr. Mercer served as Chief Executive Officer for a transition period ending on April 15, 2022.

** On June 10, 2022, the Company announced that Mr. Chadwick intended to resign as an officer and employee of the Company. Mr. Chadwick served as Chief Financial Officer for a transition period which ended on August 22, 2022.

*** On March 28, 2022, the Company announced that Mr. Wendel resigned as an officer, director and employee of the Company.

1.Amounts reflect discretionary cash bonuses paid to the applicable named executive officers in the applicable fiscal year.

2.Represents the aggregate grant date fair value for financial statement reporting purposes of stock awards granted in 2021 and 2022, as determined in accordance with the provisions of FASB ASC Topic 718. The amounts in the stock awards column include the fair market value of performance stock unit awards assuming maximum achievement of the performance and market goals at target levels resulting in the following fair market values for the performance stock unit awards: Mr. Mercer – $83,367,500 (fiscal 2021) and $0 (fiscal 2022), Mr. Wendel – $67,352,500 (fiscal 2021) and $0 (fiscal 2022), Mr. Chadwick $194,832 (fiscal 2021) and $0 (fiscal 2022), Mr. Hastings $194,832 (fiscal 2021) and $0 (fiscal 2022) and Mr. Lipsher $965,153 (fiscal 2021) and $0 (fiscal 2022).

3.Represents the aggregate grant date fair value for financial statement reporting purposes of option awards granted in 2021 and 2022, as determined in accordance with the provisions of FASB ASC Topic 718. The amount reflects Volta’s accounting expense for these option awards and does not represent the actual economic value that may be realized by the named executive officer. There can be no assurance that the amount will ever be realized. For the assumptions used in valuing these awards, see Note 12 - Net Loss Per Share of the audited consolidated financial statements for the year ended December 31, 2022 included elsewhere in this Annual Report. As required by the SEC rules, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions.

4.Mr. Cubbage became the Interim Chief Executive Officer on June 13, 2022.

5.The amount is comprised of the following:

Grant Date	Number of RSUs	Grant Date Fair Value*	Vesting Schedule at Grant †
July 2022	420,000	$772,800	50% vested on December 13, 2022 and 50% vests on June 13, 2023
* As determined in accordance with the provisions of FASB ASC Topic 718.
† See “Outstanding Equity Awards at Fiscal Year-End Table” below for further information regarding vesting schedules

6.The amount is comprised of compensation received as a non-employee Director before being appointed the Interim Chief Executive Officer in June 2022. For further details on this amount, see "Director Compensation."

7.The amount is comprised of the following:

Grant Date	Number of RSUs	Grant Date Fair Value*		Vesting Schedule at Grant †
February 2022	923,695	$4,609,238	(a)	Vests equally over three years on annual anniversary
* As determined in accordance with the provisions of FASB ASC Topic 718.
† See “Outstanding Equity Awards at Fiscal Year-End Table” below for further information regarding vesting schedules
(a) Forfeited pursuant to the terms of the Separation Agreement.

8.Represents the sum of (i) $600 in subsidies for the lease or purchase of an EV, (ii) $2,500 in matching 401(k) contributions, and (iii) $250,000 of severance.

9.The amount is comprised of the following:

Grant Date	Number of RSUs	Grant Date Fair Value*		Vesting Schedule at Grant †
February 2021	3,100,000	$22,010,000		Fully vested
August 2021	5,250,000	$48,825,000		Vested in full on January 1, 2022
November 2021	5,250,000	$59,167,500		Performance-based vesting upon attainment of specified stock price targets
November 2021	2,000,000	$24,200,000	(a)	Performance-based vesting upon attainment of a revenue target of $239 million by December 31, 2023
November 2021	2,000,000	$24,200,000	(a)	Performance-based vesting upon attainment of specified stock price targets
* As determined in accordance with the provisions of FASB ASC Topic 718.
† See “Outstanding Equity Awards at Fiscal Year-End Table” below for further information regarding vesting schedules
(a) Forfeited pursuant to the terms of the Separation Agreement.

10.Represents the sum of (i) $2,400 in subsidies for the lease or purchase of an EV; (ii) $11,600 in matching 401(k) contributions and (iii) legal expenses paid for the benefit of Mr. Mercer in the amount of $69,048.

11.The amount is comprised of the following:

Grant Date	Number of RSUs	Grant Date Fair Value*	Vesting Schedule at Grant †
February 2022	381,527	$1,903,820	1/3rd of the total number of shares will vest on the one-year anniversary of the grant date, and 1/12th of the shares will vest on each quarterly (3-month) anniversary thereafter
May 2022	188,076	$389,317	50% vests on April 29, 2023, then 1/8 will vest quarterly thereafter.
* As determined in accordance with the provisions of FASB ASC Topic 718.
† See “Outstanding Equity Awards at Fiscal Year-End Table” below for further information regarding vesting schedules

12.Represents the sum of (i) $1,800 in subsidies for the lease or purchase of an EV, and (ii) $16,167 in matching 401(k) contributions.

13.The amount is comprised of the following:

Grant Date	Number of RSUs	Grant Date Fair Value*	Vesting Schedule at Grant †
December 2021	24,704	$194,832	Performance-based vesting upon attainment of specified stock price targets
December 2021	24,704	$219,866	1/3rd of the total number of shares will vest on the one-year anniversary of the grant date, and 1/12th of the shares will vest on each quarterly (3-month) anniversary thereafter
* As determined in accordance with the provisions of FASB ASC Topic 718.
† See “Outstanding Equity Awards at Fiscal Year-End Table” below for further information regarding vesting schedules

14.Represents the sum of (i) $750 in subsidies for the lease or purchase of an EV, and (ii) $9,161 in matching 401(k) contributions.

15.The amount is comprised of the following:

Grant Date	Number of RSUs	Grant Date Fair Value*		Vesting Schedule at Grant †
February 2022	381,527	$1,903,820	(a)	1/3rd of the total number of shares will vest on the one-year anniversary of the grant date, and 1/12th of the shares will vest on each quarterly (3-month) anniversary thereafter
May 2022	235,095	$486,647	(a)	50% vests on April 29, 2023, then 1/8 will vest quarterly thereafter.
* As determined in accordance with the provisions of FASB ASC Topic 718.

† See “Outstanding Equity Awards at Fiscal Year-End Table” below for further information regarding vesting schedules
(a) Forfeited pursuant to the terms of the Separation Agreement.

16.Represents the sum of (i) $1,200 in subsidies for the lease or purchase of an EV, and (ii) $8,119 in matching 401(k) contributions.

17.The amount is comprised of the following:

Grant Date	Number of RSUs	Grant Date Fair Value*		Vesting Schedule at Grant †
November 2021	500,000	$6,050,000	(a)	1/3rd of the total number of shares will vest on the one-year anniversary of the grant date, and 1/12th of the shares will vest on each quarterly (3-month) anniversary thereafter
December 2021	24,704	$194,832	(a)	Performance-based vesting upon attainment of specified stock price targets
December 2021	24,704	$219,866	(a)	1/3rd of the total number of shares will vest on the one-year anniversary of the grant date, and 1/12th of the shares will vest on each quarterly (3-month) anniversary thereafter
* As determined in accordance with the provisions of FASB ASC Topic 718.
† See “Outstanding Equity Awards at Fiscal Year-End Table” below for further information regarding vesting schedules
(a) Forfeited pursuant to the terms of the Separation Agreement.

18.Represents the sum of (i) $1,200 in subsidies for the lease or purchase of an EV and (ii) $10,715 in matching 401(k) contributions.

19.The amount is comprised of the following:

Grant Date	Number of RSUs	Grant Date Fair Value*	Vesting Schedule at Grant †
February 2022	120,482	$601,205	1/3rd of the total number of shares will vest on the one-year anniversary of the grant date, and 1/12th of the shares will vest on each quarterly (3-month) anniversary thereafter
* As determined in accordance with the provisions of FASB ASC Topic 718.
† See “Outstanding Equity Awards at Fiscal Year-End Table” below for further information regarding vesting schedules

20.Represents the sum of (i) $250 award for a patent and (ii) $4,167 in matching 401(k) contributions.

21.The amount is comprised of the following:

Grant Date	Number of RSUs	Grant Date Fair Value*	Vesting Schedule at Grant †
December 2021	98,815	$770,321	Performance-based vesting upon attainment of specified stock price targets
December 2021	24,704	$194,832	Performance-based vesting upon attainment of specified stock price targets
December 2021	24,704	$219,866	1/3rd of the total number of shares will vest on the one-year anniversary of the grant date, and 1/12th of the shares will vest on each quarterly (3-month) anniversary thereafter
December 2021	98,815	$879,454	1/3rd of the total number of shares will vest on the one-year anniversary of the grant date, and 1/12th of the shares will vest on each quarterly (3-month) anniversary thereafter
* As determined in accordance with the provisions of FASB ASC Topic 718.
† See “Outstanding Equity Awards at Fiscal Year-End Table” below for further information regarding vesting schedules

22.Represents $5,367 in matching 401(k) contributions.

23.The amount is comprised of the following:

Grant Date	Number of RSUs	Grant Date Fair Value*		Vesting Schedule at Grant †
February 2022	742,972	$3,707,430	(a)	Vests equally over three years on annual anniversary
* As determined in accordance with the provisions of FASB ASC Topic 718.
† See “Outstanding Equity Awards at Fiscal Year-End Table” below for further information regarding vesting schedules
(a) Forfeited pursuant to the terms of the Separation Agreement.

24.Represents the sum of (i) $1,250 in matching 401(k) contributions and (ii) $225,000 in severance.

25.The amount is comprised of the following:

Grant Date	Number of RSUs	Grant Date Fair Value*		Vesting Schedule at Grant †
February 2021	2,600,000	$18,226,000		Fully vested
August 2021	5,250,000	$48,825,000		Vested in full on January 1, 2022
November 2021	4,500,000	$50,715,000		Performance-based vesting upon attainment of specified stock price targets
November 2021	1,375,000	$16,637,500	(a)	Performance-based vesting upon attainment of a revenue target of $239 million by December 31, 2023
November 2021	1,375,000	$16,637,500	(a)	Performance-based vesting upon attainment of specified stock price targets
* As determined in accordance with the provisions of FASB ASC Topic 718.
† See “Outstanding Equity Awards at Fiscal Year-End Table” below for further information regarding vesting schedules
(a) Forfeited pursuant to the terms of the Separation Agreement.

26.Represents the sum of (i) $2,400 in subsidies for the lease or purchase of an EV, (ii) $11,600 in matching 401(k) contributions and (iii) legal expenses paid for the benefit of Mr. Wendel in the amount of $69,048.

Narrative Disclosure to Summary Compensation Table

For 2021 and 2022, the compensation program for Volta’s named executive officers consisted of base salary, bonus and equity awards as well as benefits including 401(k) matching contributions and subsidies for the lease or purchase of an EV.

Offer Letters and Employment Agreements

Mr. Cubbage entered into an offer letter with Volta on July 27, 2022, Mr. Lipsher entered into an employment agreement with Volta on February 6, 2019, and Mr. Hastings entered into an employment agreement with Volta on November 20, 2020. On March 26, 2022, each of Messrs, Mercer and Wendel entered into a settlement and release agreement with Volta. Mr. Chadwick entered into an employment agreement with Volta on April 19, 2021, however, Mr. Chadwick resigned effective as of August 22, 2022 and his employment agreement with Volta is no longer in effect. The narrative below summarizes the payments and benefits that each named executive officer is currently eligible to receive on an annualized basis.

Settlement and Release Agreements

On March 28, 2022, the Company announced that it and Scott Mercer and Christopher Wendel agreed to the resignation of each of Mr. Mercer and Mr. Wendel as an officer and employee of the Company. Mr. Wendel’s resignation was effective as of March 26, 2022. Mr. Mercer served as Chief Executive Officer for a transition period ending on April 15, 2022. Mr. Mercer will serve as an independent advisor to the Board through March 31, 2023.

In connection with their resignations, the Company entered into settlement and release agreements with each of Mr. Mercer and Mr. Wendel (the “Separation Agreements”). Under the Separation Agreements, (i) each of Mr. Mercer and Mr. Wendel received continued payment of his base salary for six months, and continued healthcare coverage at active employee rates for up to twelve months, following his resignation; (ii) through December 31, 2025, each of Mr. Mercer and Mr. Wendel agreed that he will vote all of his beneficially-owned voting stock of the Company in accordance with the recommendations of Institutional Shareholder Services Inc., except with respect to proposals for or against a transaction that would result in a change of control of the Company and certain similar transactions, and will not attempt to influence, form a group with or support other Company shareholders (and will not transfer any of his shares of the Company’s capital stock to his affiliates or associates unless the affiliate or associate agrees to be bound by the requirement described in this clause (ii)); (iii) each of Mr. Mercer and Mr. Wendel agreed not to stand for reelection to the Board (in Mr. Mercer’s case, until after December 31, 2025); (iv) each share of Class B Common Stock and any equity awards or convertible securities denominated in shares of Class B common stock held by each of Mr. Mercer and Mr. Wendel was converted into an equal number of shares of Class A common stock or securities convertible into Class A common stock, as applicable; (v) the awards of 5,250,000 vested restricted stock units held by each of Mr. Mercer and Mr. Wendel settled into shares of Class A common stock; (vi) the unvested awards of 5,250,000 market-vesting restricted stock units held by Mr. Mercer and 4,500,000 market-vesting restricted stock units held by Mr. Wendel, in each case granted on November 15, 2021, will remain outstanding and subject to vesting and settlement into shares of Class A common stock based on achievement of the applicable share price thresholds; one third of these awards will vest if the price of the Company’s Class A common stock equals or exceeds $15.00, one third of these awards will vest if the price of the Company’s Class A common stock equals or exceeds $20.00, and one third of these awards will vest if the price of the Company’s Class A common stock equals or exceeds $25.00 (in each case for 20 trading days within any 30-trading-day period on or prior to August 26, 2026), and the awards are subject to full acceleration upon a change in control of the Company (as defined in the Company’s FIP); (vii) the outstanding, unvested portion of equity-based awards granted to each of Mr. Mercer and Mr. Wendel prior to August 26, 2021, became fully vested; (viii) all other outstanding unvested Company equity awards held by each of Mr. Mercer and Mr. Wendel, consisting of 4,923,695 restricted stock units held by Mr. Mercer and 3,492,972 restricted stock units held by Mr. Wendel were immediately forfeited; and (ix) each of Mr. Mercer and Mr. Wendel were entitled to reimbursement of reasonable expenses in connection with their entry into the Separation Agreements. The Separation Agreements also include customary mutual release and non-disparagement provisions on behalf of the Company and each of Mr. Mercer and Mr. Wendel. In addition, under his Separation Agreement, Mr. Mercer agrees to serve as an independent advisor to the Board through March 31, 2023 in exchange for a $375,000 consulting fee.

Base Salary

In 2021 and 2022, each of Volta's named executive officers received an annual base salary to compensate them for services rendered to Volta. On February 1, 2021, the base salary of each of Mr. Mercer and Mr. Wendel increased from $300,000 to $450,000 and $300,000 to $400,000, respectively. Mr. Hastings and Mr. Lipsher each received an annual base salary of $350,000 and $300,000, respectively, during the year ended December 31, 2021. Mr. Chadwick joined Volta on April 1, 2021 at a base salary of $400,000.

On March 1, 2022, the base salary of each of Mr. Mercer, Mr. Wendel, Mr. Chadwick, Mr. Hastings and Mr. Lipsher increased from $450,000 to $500,000, $400,000 to $450,000, $400,000 to $425,000, $350,000 to $400,000, and $300,000 to $350,000, respectively. Mr. Cubbage entered into an offer letter with the Company as the Interim Chief Executive Officer on July 27, 2022, effective as of June 13, 2022, at a base salary of $500,000.

The actual base salary received by each named executive officer is set forth above in the Summary Compensation Table in the column titled "Salary."

Cash Bonus

Each named executive officer's employment agreement or offer letter provides that the named executive officer will be eligible to earn a discretionary annual bonus equal to a percentage of their base salary as determined by the Board. In 2021 and 2022, each named executive officer that remained employed with Volta at the time of the bonus determination was eligible to earn annual cash bonuses based on their performance, as determined by the Board, in its discretion.

The actual annual cash bonuses awarded to each of Volta’s named executive officers for 2021 and 2022 performance are set forth above in the Summary Compensation Table in the column titled “Bonus.”

Equity Awards

2021 Equity Awards

In January 2021, Mr. Hastings and Mr. Lipsher received options to purchase 140,450 and 203,044 shares, respectively, of Class A common stock, In April 2021, Mr. Chadwick received options to purchase 606,750 shares of Class A common stock.

In 2021, each of the following named executive officers received RSUs covering shares of Class A common stock as follows: (a) in November 2021, Mr. Mercer received RSUs covering (i) 5,250,000, (ii) 2,000,000 and (iii) 2,000,000 shares of Class A common stock (see footnote 9 of the Summary Compensation Table above for further information relating to these awards), (b) in November 2021, Mr. Wendel received RSUs covering (i) 4,500,000, (ii) 1,375,000 and (iii) 1,375,000 shares of Class A common stock (see footnote 25 of the Summary Compensation Table above for further information relating to these awards), (c) Mr. Chadwick received RSUs in November and December 2021 covering (i) 500,000, (ii) 24,704 and (iii) 24,704 shares of Class A common stock (see footnote 17 of the Summary Compensation Table above for further information relating to these awards), (d) in December 2021, Mr. Hastings received RSUs covering (i) 24,704 and (ii) 24,704 shares of Class A common stock (see footnote 13 of the Summary Compensation Table above for further information relating to these awards), and (e) in December 2021, Mr. Lipsher received RSUs covering (i) 98,815, (ii) 24,704, (iii) 24,704, and (iv) 98,815 shares of Class A common stock (see footnote 21 of the Summary Compensation Table above for further information relating to these awards).

Additionally, in August 2021 Mr. Mercer and Mr. Wendel received RSUs covering 5,250,000 and 5,250,000 shares of Class B common stock, respectively, granted at Closing pursuant to the FIP, which was adopted upon Closing to replace the Carve-Out Plan, under which Mr. Mercer and Mr. Wendel would each be eligible to receive 2% of the “aggregate proceeds” (as defined in the Carve-Out Plan), subject to their execution of a release of claims in favor of Legacy Volta.

In February 2021, Mr. Mercer and Mr. Wendel received RSA's of 3,100,000 and 2,600,000 shares of Class A common stock, respectively.

2022 Equity Awards

In 2022, each of the following named executive officers received RSUs covering shares of Class A common stock as follows: (a) in July 2022, Mr. Cubbage received RSUs covering 420,000 shares of Class A common stock (see footnote 5 of the Summary Compensation Table above for further information relating to this award), (b) in February 2022, Mr. Mercer received RSUs covering 923,695 shares of Class A common stock (see footnote 7 of the Summary Compensation Table above for further information relating to this award), (c) in February and May 2022, Mr. Hastings received RSUs covering (i) 381,527 and (ii) 188,076 shares of Class A common stock (see footnote 11 of the Summary Compensation Table above for further information relating to these awards), (d) in February and May 2022, Mr. Chadwick received RSUs covering (i) 381,527 and (ii) 235,095 share of Class A common stock (see footnote 15 of the Summary Compensation Table above for further information relating to these awards), (e) in February 2022, Mr. Lipsher received RSUs covering 120,482 shares of Class A common stock (see footnote 19 for further information relating to this award), and (f) in February 2022, Mr. Wendel receive RSUs covering 742,972 shares of Class A common stock (see footnote 23 of the Summary Compensation Table above for further information relating to this award).

Volta Equity Incentive Plan

General. The 2021 EIP is a continuation of the Legacy Volta 2014 EIP, which the Board originally adopted, and Volta’s stockholders approved, the Volta Option Plan on December 15, 2014. The 2021 EIP was amended and restated, and renamed, effective on August 26, 2021. The 2021 EIP provides for the grant of incentive stock options to Volta employees (and employees of any parent or majority-owned subsidiary of Volta), and for the grant of non-statutory stock options, restricted stock, RSUs and stock appreciation rights to Volta employees, directors and consultants (and employees and consultants of any parent or majority-owned subsidiary of Volta).

Share Reserve. Volta initially reserved an aggregate of 45,187,241 shares of Volta Class A common stock and 134,993 shares of Volta Class B common stock under the 2021 EIP. There are no longer any shares of Class B common stock reserved for issuance under the 2021 EIP and no outstanding awards are exercisable or otherwise issuable for shares of Class B common stock. The number of shares available for issuance under the 2021 EIP will be automatically increased on the first day of each fiscal year commencing with the 2022 fiscal year in an amount equal to the lesser of (x) five percent (5%) of the outstanding Shares on the last day of the immediately preceding fiscal year and (y) an amount determined by the Board, with such shares to be comprised of Volta Class A Common Stock. Such shares may be authorized but unissued, or reacquired, common stock. The Board determined that number of shares available under the 2021 EIP would not be increased on January 1, 2023.

Plan Administration. The compensation committee of the Board administers the 2021 EIP.

Types of Awards. The Volta Equity Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, RSUs,stock appreciation rights, and perforamance-based awards.

Stock Options. The Board has discretion to grant incentive or non-statutory stock options under the 2021 EIP, provided that incentive stock options may only be granted to employees. The exercise price per share applicable to such stock options must generally be equal to at least the fair market value per share of Volta Class A common stock or Volta Class B common stock, as applicable, on the date of grant. The term of stock options may not exceed ten years; provided, however, that any incentive stock option granted to a participant who owns more than 10% of the total combined voting power of all classes of Volta common stock, or of certain of Volta’s subsidiary corporations, may not have a term in excess of five years and must have an exercise price per share equal to at least 110% of the fair market value per share of Volta Class A common stock or Volta Class B common stock, as applicable, on the grant date. Subject to the provisions of the 2021 EIP, the Board has discretion to determine the remaining terms of the stock options (e.g., vesting). After the termination of a participant’s service, the participant may only exercise his or her stock option, to the extent vested, for a specified period of time stated in his or her option agreement. Generally, if termination is due to death or disability, the stock option will remain exercisable for 12 months following the termination of service. In all other cases except for a termination for cause, the stock option will generally remain exercisable for 3 months following the termination of service. In the event of a termination for cause, the stock option will immediately terminate. However, in no event may a stock option be exercised later than the expiration of its maximum term.

Restricted Stock. The Board has discretion to grant Volta restricted stock under the 2021 EIP. Volta restricted stock are generally shares of Volta Class A common stock or Volta Class B common stock that are issued or sold to a participant pursuant to the 2021 EIP and subject to repurchase by Volta under certain circumstances and that are fully vested at grant or that will vest in accordance with terms and conditions established by the Board, in its sole discretion. The Board has discretion to determine the number of shares that the participant may receive or purchase, the price to be paid (if any) and the time by which the participant must accept the shares/offer.

RSUs. The Board has discretion to grant RSUs under the 2021 EIP. Each RSU is a bookkeeping entry representing an amount equal to the fair market value of one share of Volta Class A common stock or Volta Class B common stock, as applicable. The Board, in its discretion, determines whether RSUs should be granted, the total units granted and/or the vesting terms applicable to such units. Participants holding RSUs will hold no voting rights by virtue of such RSUs. The Board may, in its sole discretion, award dividend equivalents in connection with the grant of RSUs. RSUs may be settled in cash, shares of Volta Class A common stock or Volta Class B common stock, as applicable, or any combination thereof or in any other form of consideration, as determined by the Board, in its sole discretion.

Stock Appreciation Rights. The Board has discretion to grant stock appreciation rights under the 2021 EIP and to determine the terms and conditions of each stock appreciation right, except that the exercise price for each stock appreciation right cannot be less than 100% of the fair market value of the underlying shares of Volta Class A common stock or Volta Class B common stock, as applicable, on the date of grant. Upon exercise of a stock appreciation right, a participant will receive payment from Volta in an amount determined by multiplying the difference between the fair market value of a share on the date of exercise over the exercise price by the number of shares with respect to which the stock appreciation right is exercised. Stock appreciation rights may be paid in cash, shares of Volta Class A common stock or Volta Class B common stock, as applicable, or any combination thereof, or in any other form of consideration, as determined by the Board in its discretion. Stock appreciation rights are exercisable at the times and on the terms established by the Board, in its discretion.

Non-transferability of Awards. Unless the Board provides otherwise, awards granted under the 2021 EIP are generally not transferable.

Certain Adjustments. In the event of certain corporate events or changes in Volta’s capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the 2021 EIP, the Board will make adjustments to one or more of the number, kind and class of securities that may be delivered under the 2021 EIP and/or the number, kind, class and price of securities covered by each outstanding award.

Dissolution or Liquidation. In the event of Volta’s dissolution or liquidation, each outstanding award will terminate immediately prior to the consummation of such action, unless otherwise determined by the Board.

Change in Control. The 2021 EIP provides that in the event of a change in control, unless otherwise provided in the applicable award agreement or as determined by the Board at the time of grant, outstanding awards will be assumed, cancelled if not exercised/settled or cashed out in lieu of exercise as determined by the Board.

Amendment or Termination. The Board may amend or terminate the 2021 EIP at any time, provided such action does not impair the rights or obligations of any participant without his or her consent. In addition, stockholder approval must be obtained to the extent necessary and desirable to comply with applicable laws.

Benefits and Perquisites

Volta provides benefits to its named executive officers on the same basis as provided to all of its employees, including health, dental and vision insurance; health savings account; life insurance; subsidies in the form of reimbursements up to $200 per month for the lease or purchase of EVs; and a tax-qualified Section 401(k) plan for which Volta matches 100% of contributions up to 4% of the employee’s salary. In fiscal years 2021 and 2022, Volta paid legal expenses for each of Mr. Mercer and Mr. Wendel related to executive compensation matters, including reasonable expenses incurred in connection with their entry into the Separation Agreements.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding each outstanding Volta stock option award or unvested stock award held by each named executive officer as of December 31, 2022.

		Option Awards(1)			Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price (3)	Option Expiration Date	Number of Securities that Have Not Vested (#)		Market Value of Securities that Have Not Vested
Vincent Cubbage	—	—	—	—	15,949	(4)	$5,662
	—	—	—	—	210,000	(5)	$74,550
	—	—	—	—	92,206	(6)	$32,733
Scott Mercer	—	—	—	—	5,250,000	(7)	$1,863,750
Brandt Hastings	67,299	73,151	$2.53	1/21/2031	—	(8)	$—

	—	—	—	—	24,704	(7)	$8,770
	—	—	—	—	16,469	(9)	$5,846
	—	—	—	—	381,527	(10)	$135,442
	—	—	—	—	188,076	(11)	$66,767
Francois Chadwick	202,253	—	$6.17	4/22/2031	—	(12)	$—
Andrew Lipsher	184,364	—	$0.57	2/5/2029	—	(13)	$—
	242,699	—	$2.53	1/21/2031	—	(14)	$—
	—	—	—	—	24,704	(7)	$8,770
	—	—	—	—	98,815	(7)	$35,079
	—	—	—	—	82,345	(9)	$29,232
	—	—	—	—	120,482	(10)	$42,771
Christopher Wendel	—	—	—	—	4,500,000	(7)	$1,597,500

1.Except as otherwise set forth below, all options reflected herein cover shares of Volta Class A common stock granted under the 2021 EIP.
2.Except as otherwise set forth below, all stock awards reflected herein cover shares of Volta Class A common stock granted under the 2021 EIP.
3.This column represents the fair market value of a share of Volta Class A common stock and on the date of grant, as determined by the Board.
4.Represents shares of Volta Class A common stock underlying an RSU. The RSU was awarded to Mr. Cubbage as a part of his service on the Board prior to becoming the Interim Chief Executive Officer. The RSU will vest as to 1/2 of the total number of shares on August 26, 2023 and the remaining shares will vest on August 26, 2024, subject to the director serving on the Board through each vesting date.
5.Represents shares of Volta Class A common stock underlying an RSU. The RSU will fully vest on June 13, 2023 subject to the named executive officer’s continued service through the vesting date.
6.Represents shares of Volta Class A common stock underlying an RSU. The RSU was award to Mr. Cubbage as a part of his service on the Board prior to becoming the Interim Chief Executive Officer. The RSU will fully vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the first Annual Meeting (as defined in the Director Compensation policy) following the date of grant, subject to the director serving on the Board through such vesting date.
7.Represents shares of Volta Class A common stock underlying an RSU. The RSU will vest based on the achievement of specified stock price targets on or before August 26, 2026; provided that, any shares subject to the RSU which have not vested on or before August 26, 2026 shall no longer be eligible to vest and shall automatically be forfeited and returned to the 2021 EIP.
8.Volta stock option is subject to a four-year vesting schedule, with 25% of the option shares vesting on January 22, 2022 and 1/48th of the remaining shares vesting monthly thereafter, subject to the option holder’s continuous service through each vesting date..
9.Represents shares of Volta Class A common stock underlying an RSU. The RSU will vest as to 1/3 of the total number of shares on November 15, 2022, and 1/12th of the total number of shares will vest on each quarterly anniversary thereafter, subject to the named executive officer’s continued service through each vesting date.
10.Represents shares of Volta Class A common stock underlying an RSU. The RSU will vest as to 1/3 of the total number of shares on March 1, 2023, and 1/12th of the total number of shares will vest on each quarterly anniversary thereafter, subject to the named executive officer’s continued service through each vesting date.

11.Represents shares of Volta Class A common stock underlying an RSU. The RSU will vest as to 1/2 of the total number of shares on April 29, 2023, and 1/8th of the total number of shares will vest on each quarterly anniversary thereafter, subject to the named executive officer’s continued service through each vesting date.
12.Represents a fully vested stock option with an exercise price of $6.17 that expires on April 22, 2031.
13.Represents a fully vested stock option with an exercise price of $0.57 that expires on February 5, 2029.
14.Represents a fully vested stock option with an exercise price of $2.53 that expires January 21, 2031.
15.These option shares are part of a stock option originally covering a total of 500,000 shares of Volta Class B common stock. The stock option is subject to a four-year vesting schedule, with 25% of the option shares vesting on April 19, 2022 and 1/48th of the shares vesting monthly thereafter, subject to the option holder’s continuous service through each vesting date. As of December 31, 2021, 0 shares subject to the stock option are vested.

Additional Narrative Disclosure

Retirement Benefits

Volta currently maintains a retirement plan intended to provide benefits under section 401(k) of the Code where employees, including the named executive officers, are allowed to contribute portions of their base compensation to a tax-qualified retirement account. Volta matches 100% of contributions of up to 4% of the employee’s salary. The contributions made on behalf of the named executive officers for fiscal years 2021 and 2022 are disclosed above in the notes to the Summary Compensation Table.

Potential Payments on Termination or Change in Control

The following discussion describes the amounts and benefits that would have been owed to the named executive officers in the event of certain terminations of employment or change in control as of the end of fiscal year 2021 under the employment agreements and Carve-Out Plan.

Offer Letters and Employment Agreements. Messrs. Cubbage, Hastings and Lipsher have entered into an offer letter or employment agreement with Volta as described above in the section titled “Narrative Disclosure to Summary Compensation Table.” Each of Messrs. Hastings’s and Lipsher’s employment agreements has an initial one-year term that will be automatically extended for successive one-year periods thereafter unless either Volta or the executive officer gives a written notice at least 90 days prior to the end of the applicable term. Mr. Cubbage’s offer letter has an indefinite term, which provide for employment at will.

Messrs. Hastings and Lipsher are entitled to the following payments and benefits under each of their respective employment agreements, subject to the executive officer executing a general release of claims in favor of Volta:

•If Volta terminates the executive officer’s employment without “cause” (as defined in the employment agreement) or the executive officer resigns for “good reason” (as defined in the employment agreement), the executive officer will be entitled to: (1) base salary continuation for in Mr. Hastings’s case, two months, and in Mr. Lipsher’s case, the lesser of (a) the balance of the term of the employment agreement or (b) six months; (2) acceleration of all of the executive officer’s outstanding and unvested equity grants under Volta’s equity-based compensation plans; (3) any unpaid annual bonus for any year completed prior to the effective date of the termination; and (4) the value of COBRA reimbursements until the earlier of (a) 12 months following the termination date and (b) the date upon which the executive officer receives benefits coverage under similar plans.
•Upon the consummation of a “change in control” (as defined in their employment agreement), all of the executive officer’s outstanding and unvested equity grants under Volta’s equity-based compensation plans will fully vest.

Pursuant to each of the employment agreements with Messrs. Hastings and Lipsher, each is also entitled to full acceleration of all outstanding unvested equity awards if Volta consummates a “change in control” (as defined in the applicable employment agreement) during the term of the employment agreement. Mr. Cubbage’s offer letter provides that upon a “change in control” (as defined in the offer letter), certain of his unvested Volta RSU awards will fully vest on account of such transaction.

Messrs. Cubbage, Hastings and Lipsher are not entitled to receive any excise tax gross-up under Sections 280G and 4999 of the Code.

Management Incentive Plan. Volta maintains a management incentive plan (“MIP”), which provides for payments upon the consummation of a “change in control” (as defined in the MIP) to the employees who participate in the MIP (the “Participants”) (subject to the participant’s continued service with Volta) and payments and benefits upon a termination of a participant’s employment with Volta without “cause” or resignation by the Participant for “good reason” (as defined in the MIP) within the 90-day period before or two years following the consummation of a “change in control” (as defined in the MIP) (any such termination or resignation, “Qualifying Termination”). Each of Messrs. Cubbage, Hastings and Lipsher participate in the MIP.

Eligible Participants may earn a retention bonus, subject to their continued service with Volta through and until the consummation of a change in control. The retention bonus will be paid from a retention pool of up to 3% of the merger consideration paid to Volta stockholders in a potential transaction, reduced by the amount of any net proceeds received by a Participant in connection with the accelerated vesting of any Volta RSU awards or Volta options on account of the change in control. Each share of the retention pool will be allocated at the discretion of Volta’s chief executive officer and must be ratified by the chair of Volta’s compensation committee.

Additionally, in the event of a Qualifying Termination, an executive officer will be entitled to receive the following benefits, subject to the Participant executing a general release of claims in favor of Volta:

•a lump sum payment equal to the sum of the Participant’s base salary on the termination date and the Participant’s target annual cash bonus for the year in which the termination date occurs, multiplied by a severance multiplier;
•a prorated amount of the Participant’s annual bonus through the termination date; and
•a lump sum payment equal to the value of benefits continuation for a certain period following the termination date.

Under the MIP, any severance benefits (as defined in the MIP) payable to a Participant will be reduced by any severance payments to which the Participant would otherwise be entitled to under any general severance policy or plan maintained by Volta or any agreement between the Participant and Volta that provides for severance payments, unless the policy, plan or agreement expressly provides for severance payments to be in addition to those provided under the MIP.

Executive Compensation Arrangements

This section describes the plans and arrangements Volta maintains for the benefit of its employees, including the named executive officers.

Volta Equity Incentive Plan. The 2021 EIP facilitates the grant of equity awards to attract, retain and incentivize employees (including the named executive officers), independent contractors and directors of Volta and its affiliates, which is essential to Volta’s long-term success.

Volta Founder Incentive Plan. The FIP facilitated the grant of equity awards to Mr. Mercer and Mr. Wendel and was terminated by the Board in May 2022.

Volta 2021 Employee Stock Purchase Plan. The 2021 ESPP allows employees of Volta and its affiliates to purchase shares of Volta Class A common stock at a discount through payroll deductions and to benefit from stock price appreciation, thus enhancing the alignment of employee and stockholder interests.

Director Compensation

In November 2021, the compensation committee of the Board, comprised solely of independent directors, recommended to the Board for approval a compensation policy for non-employee directors (the “Director Compensation Policy”) after consideration of market data and based on the recommendation of its independent compensation consultant. Our Board subsequently approved the Director Compensation Policy. The Director Compensation Policy consists of cash compensation and equity awards as described below in the section titled “Non-Employee Director Compensation Arrangements.”

The following table sets forth information concerning the compensation of our non-employee directors for 2022. Mr. Cubbage received compensation as a member of the Board until he was named as Interim Chief Executive Officer in June 2022.

Name	Fees Earned or Paid in Cash	Restricted Stock Awards (1)	Total
Katherine J. Savitt	$102,500	$268,704	$371,204
Vincent Cubbage	$52,174	$268,704	$320,878
Eli Aheto	$80,000	$268,704	$348,704
John J. Tough	$85,000	$268,704	$353,704
Bonita C. Stewart	$76,250	$268,704	$344,954
Martin Lauber	$72,500	$268,704	$341,204
(1) Represents the grant date fair value of restricted stock units received during 2022 determined in accordance with FASB ASC Topic 718, based upon the closing sale price of the Company’s Class A common stock on the grant date.

Narrative Disclosure to Director Compensation Table

Non-Employee Director Compensation Arrangements

Volta has a Director Compensation Policy designed to attract and retain high quality non-employee directors by providing competitive compensation and to align their interests with the interests of Volta stockholders through equity awards.

Specifically, the Director Compensation Policy provides for the following annual cash retainers, which are payable quarterly in arrears and pro-rated for partial quarters of service:

Annual Board Member Service Retainer

•All non-employee directors: $60,000
•Non-employee director serving as chairperson or lead outside director: $30,000 (in addition to above)

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

Equity Compensation

As described below, non-employee directors will receive equity awards under the 2021 EIP annually and upon their initial appointment to the Board, as follows:

a.Upon initial election or appointment to the Volta Board, a stock option or RSU award, as determined by the Board, with a grant date value of $200,000, which will vest in three equal annual installments beginning on the first anniversary of the date of grant, subject to the non-employee director’s continuous service through each applicable vesting date; and

b.At each annual stockholder meeting following the non-employee director’s appointment to the Board and such director’s service on the Board for a minimum of six months, an additional stock option or RSU award, as determined by the Board, with a grant date value of $150,000, which will vest in full upon the earlier of the first anniversary of the date of grant or the next annual stockholder meeting, subject to the non-employee director’s continuous service through the applicable vesting date.

Notwithstanding the foregoing, for each non-employee director who remains in continuous service as a member of the Board until immediately prior to the consummation of a “change in control” (as defined in the 2021 EIP), any unvested portion of an equity award granted in consideration of such non-employee director’s service as a member of the Board will vest in full immediately prior to, and contingent upon, the consummation of such change in control.

The Board will also have discretion to grant additional equity awards to certain outside directors for services to Volta that exceed the standard expectations for an outside director or for other circumstances determined to be appropriate by the Board. Volta will also reimburse directors for their reasonable out-of-pocket expenses in connection with attending Board and committee meetings.

Director Options

Volta’s non-employee directors held the following aggregate number of stock options as of December 31, 2022:

Name	Shares Subject to Outstanding Stock Options
Katherine J. Savitt	394,387
Vincent Cubbage	—
Eli Aheto	212,362
John J. Tough	242,700
Bonita C. Stewart	212,362
Martin Lauber	156,745

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of Volta common stock as of March 27, 2023 by:

•each person known by Volta to be the beneficial owner of more than 5% of the Volta common stock;
•each of Volta’s executive officers and directors; and
•all executive officers and directors of Volta as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, warrants and time-based RSU awards that are currently exercisable or exercisable within 60 days.

The beneficial ownership of the Volta Class A common stock is based on 175,786,686 shares of Volta common stock outstanding as of March 27, 2023 Shares of Volta Class A common stock that may be acquired by an individual or group within 60 days of March 27, 2023 pursuant to the exercise of options, warrants or time-based RSU awards that are currently exercisable or exercisable within 60 days of March 27, 2023 are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Unless otherwise indicated, the address for each Volta stockholder listed is: 155 De Haro Street San Francisco, CA 94103.

	Shares Beneficially Owned(1)
Name and Address of Beneficial Owners	Number	Percentage(2)
Directors and Named Executive Officers:
Vincent Cubbage (3)	2,010,090	1.1%
Eli Aheto (4)	369,753	*
Martin Lauber (5)	573,308	*
Katherine J. Savitt (6)	510,517	*
Bonita C. Stewart (7)	328,492	*
John J. Tough (8)	10,417,503	5.6%
Francois Chadwick (9)	202,253	*
Brandt Hastings (10)	618,522	*
Scott Mercer (11)	7,963,913	4.3%
Christopher Wendel (12)	8,150,487	4.4%
Andrew Lipsher(13)	2,535,440	1.4%

All executive officers and directors as a group (13 persons)(14)	36,859,151	20.6%

5% or Greater Beneficial Owners:
Entities Affliated with Energize Ventures (15)	10,417,503	5.6%
TortoiseEconfin Borrower LLC (16)	9,818,890	5.6%
Virgo Hermes, LLC (17)	16,222,891	9.2%
Blackrock, Inc. (18)	8,987,633	5.1%
* Less than one percent.

1.This table is based upon information supplied by officers, directors, principal stockholders and Volta’s transfer agent, and information contained in Schedules 13D and 13G filed with the SEC. Unless otherwise noted in the footnotes to this table, Volta believes each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned by such stockholder. Applicable percentages for named executive officers and directors are based on 175,786,686 shares of Volta Class A common stock outstanding as of March 27, 2023, adjusted as required by the rules promulgated by the SEC. Applicable percentages for the 5% stockholders are as reflected in the most recent Schedules 13D and 13G filed with the SEC.
2.For purposes of determining percentages of shares beneficially owned, Volta does not include in the number of outstanding shares those shares subject to performance-based RSU awards which are not scheduled to vest within 60 days of March 27, 2023, because the holders of such shares have no voting or disposition rights with respect to the shares. All shares subject to time-based RSU awards and Volta options which are scheduled to vest within 60 days of March 27, 2023 and have voting rights, are included in the number of outstanding shares.
3.Shares beneficially owned by Vincent T. Cubbage consist of (i) 489,900 shares held by 3 Chiefs Family Trust (“3 Chiefs”), (ii) 633,091 shares issuable upon the settlement of time-based RSU awards , and (iii) 1,202,035 shares of Volta Class A common stock held directly by Mr. Cubbage. Charlene M. Cubbage is the trustee and a beneficiary of 3 Chiefs, along with her children, and has sole voting and investment power over the shares held by 3 Chiefs.
4.Shares beneficially owned by Eli Aheto consist of (i) 41,261 shares of Volta Class A common stock held directly by Pacific Premier Trust Custodian FBO Eli Aheto IRA, (ii) 212,362 shares of Volta Class A common stock issuable upon the exercise of Volta options currently exercisable or exercisable within 60 days of March 27, 2023, (iii) 108,155 shares issuable upon the settlement of time-based Volta RSU awards, and (iv) 7,975 shares of Volta Class A common stock held directly by Eli Aheto.
5.Shares beneficially owned by Martin Lauber consist of (i) 136,521 shares of Volta Class A common stock issuable upon the exercise of Volta options currently exercisable or exercisable within 60 days of March 27, 2023, (ii) 108,155 shares issuable upon the settlement of time-based RSU awards, and (iii) 328,632 shares of Volta Class A common stock held directly by Martin Lauber.
6.Shares beneficially owned by Katherine J. Savitt consist of (i) 394,387 shares of Volta Class A common stock issuable upon the exercise of Volta options currently exercisable or exercisable within 60 days of March 27, 2023, (ii) 108,155 shares issuable upon the settlement of time-based RSU awards, and (iii) 7,975 shares of Volta Class A common stock held directly by Katherine J. Savitt.
7.Shares beneficially owned by Bonita C. Stewart consist of (i) 65,987 shares of Volta Class A common stock held directly by Bonita K. Coleman Living Trust (the “Living Trust”), (ii) 141,576 shares of Volta Class A common stock issuable upon the exercise of Volta options currently exercisable or exercisable within 60 days of March 27, 2023, (iii) 108,155 shares issuable upon the settlement of time-based RSU awards, and (iv) 7,975 shares of Volta Class A common stock held directly by Bonita C. Stewart. Ms. Stewart is the trustee for the Living Trust and has sole voting and investment power over the shares held by the Living Trust. As such, Ms. Stewart may be deemed to be the beneficial owner of such shares.
8.Shares beneficially owned by John J. Tough include (i) 242,700 shares of Volta Class A common stock issuable upon the exercise of Volta options currently exercisable or exercisable within 60 days of February 17, 2023, (ii) 108,155 shares issuable upon the settlement of time-based RSU awards, and (iii) 7,975 shares of Volta Class A common stock held directly by John J. Tough. (See also the shares beneficially owned by entities affiliated with Energize Ventures in footnote 14, below).
9.Shares beneficially owned by Francois Chadwick include 202,253 shares of Volta Class A common stock issuable upon the exercise of Volta options currently exercisable or exercisable within 60 days of March 27, 2023. As of August 22, 2022, Mr. Chadwick was no longer the Chief Financial Officer or an employee of Volta.
10.Shares beneficially owned by Brandt Hastings include (i) 76,078 shares of Volta Class A common stock issuable upon the exercise of Volta options currently exercisable or exercisable within 60 days of March 27, 2023, (ii) 456,839 shares issuable upon the settlement of time-based RSU awards, and (iii) 85,605 shares of Volta Class A common stock held directly by Brandt Hastings.
11.Shares beneficially owned by Scott Mercer as set forth in his Amendment No. 3 to Schedule 13D filed with the SEC on February 6, 2023 consist of (i) 7,304,610 shares of Volta Class A common stock held directly by Scott Mercer and (ii) 659,303 shares of Volta Class A common stock issuable upon the exercise of stock Volta options. Excludes 5,250,000 performance-based RSU awards which would not vest within 60 days of March 27, 2023 and are subject to the achievement of applicable share price thresholds: one third of these awards will vest if the price of Volta Class A common stock equals or exceeds $15.00, one third of these awards will vest if the price of Volta Class A common stock equals or exceeds $20.00, and one third of these awards will vest if the price of Volta Class A common stock equals or exceeds $25.00 (in each case for 20 trading days within any 30-trading-day period on or prior to August 26, 2026). Scott Mercer is a former Director and Chief Executive Officer of Volta. On March 28, 2022, Volta announced that Mr. Mercer resigned as an officer, a director, and employee of Volta. Mr. Mercer continued to serve as Chief Executive Officer of Volta for a transition period ending on April 15, 2022. Accordingly, Mr. Mercer is a named executive officer with respect to Volta’s fiscal year ending December 31, 2022.
12.Shares beneficially owned by Christopher Wendel as set forth in his Amendment No. 2 to Schedule 13D filed with the SEC on November 15, 2022 consist of 8,150,487 shares of Volta Class A common stock held directly by Christopher Wendel. Excludes 4,500,000 performance-based RSU awards which would not vest within 60 days of March 27, 2023 and are subject to the achievement of applicable share price thresholds: one third of these awards will vest if the price of Volta Class A common stock equals or exceeds $15.00, one third of these awards will vest if the price of Volta Class A common stock equals or exceeds $20.00, and one third of these awards will vest if the price of Volta Class A common stock equals or exceeds $25.00 (in each case for 20 trading days within any 30-trading-day period on or prior to August 26, 2026). Christopher Wendel is the former president of Volta. On March 28, 2022, Volta announced that Mr. Wendel resigned as an officer, director, and employee of Volta. Mr. Wendel is a named executive officer with respect to Volta’s fiscal year ending December 31, 2022.
13.Shares beneficially owned by Andrew Lipsher include (i) 427,063 shares of Volta Class A common stock issuable upon the exercise of Volta options currently exercisable or exercisable within 60 days of March 27, 2023, (ii) 162,666 shares issuable upon the settlement of time-based RSU awards, (iii) 1,858,811 shares of Volta Class A common stock held directly by Andrew Lipsher, and (iv) 86,900 shares of Volta common stock held indirectly by Andrew Lipsher through Little Rose Partners, LLC.
14.Shares held by all executive officers and directors as a group include (i) 2,360,776 shares of Volta Class A common stock issuable upon the exercise of Volta options currently exercisable or exercisable within 60 days of March 27, 2023 and (ii) 2,294,848 shares issuable upon the settlement of time-based Volta RSU awards.
15.Shares beneficially owned by entities affiliated with Energize Ventures consist of (i) 8,414,566 shares held by Energize Ventures Fund LP (“EVF”); (ii) 1,644,107 shares held by Energize Growth Fund I LP (“EGF”), (iii) 1,848,507 shares held by EV Volta SPV LLC (“Volta SPV” and, together with EVF and EGF, the “Energize Funds”) and (iv) 663,394 shares issuable upon exercise of legacy warrants held by EVF. John Tough is the Managing Partner of EVF and has sole voting and investment power over the shares held by EVF and as such may be deemed to be the beneficial owner of such shares. Mr. Tough disclaims any beneficial ownership of the shares held by EVF. Energize Growth I GP LLC (“Growth GP”) is the general partner of EGF and Energize Ventures GP LLC (“Ventures GP”) is the manager of Volta SPV. John Tough is the Managing Partner of Growth GP and Ventures GP and has sole voting and investment power over the shares held by the Energize Funds. As such, Mr. Tough may be deemed to be the beneficial owner of such shares. Mr. Tough disclaims any beneficial ownership of the shares held by the Energize Funds. Also includes (i) 242,700 shares of Volta common stock issuable upon the exercise of Volta options currently exercisable or exercisable within 60 days of February 17, 2023, and (ii) 7,975 shares of Volta Class A Class A common stock held directly by John J. Tough (see footnote 8, above). The principal address of the Energize Funds is 1 South Wacker Drive, Suite 1620, Chicago, Illinois 60606.
16.Shares beneficially owned by TortoiseEcofin Borrower LLC (“TortoiseEcofin Borrower”), which is affiliated with Vincent T. Cubbage, includes 5,933,333 shares of Volta Class A common stock issuable upon exercise of private placement warrants. TortoiseEcofin Parent Holdco LLC (“TortoiseEcofin Parent”) is the sole member of TortoiseEcofin Borrower, and TortoiseEcofin Investments, LLC (“TortoiseEcofin Investments”, and together with TortoiseEcofin Borrower and TortoiseEcofin Parent, the “Tortoise Entities”) is the sole member of TortoiseEcofin Parent. TortoiseEcofin Investments is controlled by a board of directors, which consists of Robert M. Belke, Brad Armstrong, H. Kevin Birzer, Gary P. Henson, Brad Hilsabeck, Ron Cordes and Rehana Nathoo. Tortoise Capital Advisors, L.L.C. (“Tortoise Capital Advisors”) is an investment adviser to the Tortoise Entities. Primary responsibility for the day-to-day management of the Tortoise Entities is the joint responsibility of a team of portfolio managers consisting of Brian A. Kessens, James R. Mick, Matthew G.P. Sallee, Robert J. Thummel, Stephen Pang and Nicholas S. Holmes. Tortoise Capital Advisors has sole voting and dispositive power over the shares and warrants held by TortoiseEcofin Borrower. The address of TortoiseEcofin Borrower is 6363 College Boulevard, Overland Park, Kansas 66211.
17.Shares beneficially owned by Virgo Hermes, LLC (“Virgo LLC”) consist of (i) 7,112,449 shares of Volta Class A common stock and (ii) 9,110,442 shares of Volta common stock subject to a Volta warrant exercisable within 60 days of February 17, 2023, all of which are held directly by Virgo LLC. Jesse Watson is the Managing Partner and Chief Investment Officer of Virgo LLC. The principal address of Virgo LLC is 1201 Howard Avenue, Burlingame, California 94010.
18.Shares beneficially owned by Blackrock, Inc. as set forth in its Schedule 13G filed with the SEC on February 10, 2023 consist of 8,987,633 shares of Volta Class A common stock. The principal address of Blackrock, Inc. is 55 East 52nd Street New York, NY 10055.

Changes in Control

Except for the proposed merger with Shell described elsewhere in this Annual Report, Volta’s management knows of no arrangements, including any pledge by any person or securities of Volta, the operation of which may at a subsequent date result in a change in control of Volta.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2021 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control, and other arrangements, which are described under the section entitled “Executive Compensation.”

Stockholder Support Agreement

On February 7, 2021, Tortoise Corp II, Legacy Volta and certain shareholders of Legacy Volta entered into a Stockholder Support Agreement (the “Stockholder Support Agreement”) pursuant to which such shareholders agreed to vote all of their shares of Legacy Volta Common Stock and Legacy Volta Preferred Stock in favor of the approval and adoption of the Reverse Recapitalization. Under the Stockholder Support Agreement, the shareholders agreed to execute and deliver a written consent with respect to their outstanding shares in favor of the approval and adoption of the merger agreement with TortoiseCorp and the Reverse Recapitalization within forty-eight hours of Tortoise Corp II’s registration statement on Form S-4 becoming effective. In addition, the Stockholder Support Agreement prohibited the shareholders from engaging in activities that have the effect of soliciting a competing acquisition proposal. The Stockholder Support Agreement terminated as of the effective time of the Reverse Recapitalization pursuant to the terms thereof.

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

Pursuant to the A&R Registration Rights Agreement, Volta agreed to, within 30 calendar days after the consummation of the Reverse Recapitalization, file with the SEC (at Volta’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Registration Rights Holders (the “Resale Registration Statement”), and use its commercially reasonable best efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, certain of the Registration Rights Holders could demand up to three underwritten offerings, and all of the Registration Rights Holders were to be entitled to customary piggyback registration rights. The A&R Registration Rights Agreement did not provide for the payment of any cash penalties by Volta if it failed to satisfy any of its obligations under the A&R Registration Rights Agreement.

Lock-Up Arrangements

On February 7, 2021, the Founders of Volta entered into the Lock-Up Agreement (the “Lock-Up Agreement”) with Tortoise Corp II and Volta, pursuant to which they agreed, subject to certain customary exceptions, not to (a) effect any direct or indirect sale, assignment, pledge, hypothecation, disposition, loan or other transfer, or entry into any agreement with respect to any sale, assignment, pledge, hypothecation, disposition, loan or other transfer, with respect to any shares of Volta Class A common stock or Volta Class B common stock held by them immediately after the Effective Time, including any shares of Volta Class A common stock or Volta Class B common stock issuable upon the exercise of Volta Options or Volta Warrants to purchase shares of Volta Class A common stock or Volta Class B common stock held by them immediately following the Closing or (b) publicly announce any intention to effect any transaction specified in clause (a), in each case, until the date that is the earlier of (i) one year after the Closing Date and (ii) the earlier to occur of, subsequent to the Closing Date, (x) the first date on which the last reported sale price of the Volta Class A common stock equaled or exceeded $12.00 per share (as equitably adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing and (y) the date on which there is consummated a subsequent liquidation, merger, share exchange or other similar transaction which results in all of Volta’s stockholders having the right to exchange their shares of Volta Class A common stock for cash, securities or other property.

Additionally, the Volta Bylaws include transfer restrictions on our securities issued to Legacy Volta stockholders in connection with the Reverse Recapitalization for a period of six months after the Closing.

Pre-Reverse Recapitalization Related Party Transactions of Tortoise Corp II

Forward Purchase Agreement

Tortoise Corp II entered into a forward purchase agreement (the “Forward Purchase Agreement”) pursuant to which Tortoise Corp II could elect, in its sole and absolute discretion, to offer CIBC National Trust Company (“CIBC National Trust”) the opportunity to purchase forward purchase units, consisting of one Class A ordinary share of Tortoise Corp II (the “Forward Purchase Shares”) and one-fourth of one redeemable warrant (the “Forward Purchase Warrants”), where each whole redeemable warrant is exercisable to purchase one Class A ordinary share of Tortoise Corp II at an exercise price of $11.50 per share (the “Forward Purchase Units”), and, if CIBC National Trust accepted such offer, it commited to purchase at least a minimum aggregate amount equal to either (a) 10% of the gross proceeds from a private placement that may close simultaneously with the closing of the Initial Reverse Recapitalization or (b) 10% of the gross proceeds from the Initial Public Offering (the “Minimum Aggregate Amount”), and up to $100,000,000 of Forward Purchase Units at a price per unit equal to the public offering price (the “Maximum Aggregate Amount”). The Forward Purchase Shares were identical to the Class A Ordinary Shares included in the Units sold in the Initial Public Offering and the Forward Purchase Warrants were to have the same terms as the Public Warrants, except the Forward Purchase Shares and the Forward Purchase Warrants were subject to transfer restrictions and certain registration rights. The funds from the sale of the Forward Purchase Units could be used as part of the consideration to the sellers in the Initial Reverse Recapitalization, and any excess funds could be used for the working capital needs of the post-transaction company. The Forward Purchase Agreement was subject to conditions, including CIBC National Trust specifying the amount of Forward Purchase Units between the Minimum Aggregate Amount and Maximum Aggregate Amount (the “Specified Amount”) it wishes to purchase after Tortoise Corp II notifies CIBC National Trust of its intention to offer CIBC National Trust the opportunity to purchase Forward Purchase Units. Tortoise Corp II could specify, in its sole and absolute discretion and at any time prior to or after CIBC National Trust has indicated its Specified Amount, an amount below the Specified Amount that Tortoise Corp II was willing to sell to CIBC National Trust. CIBC National Trust could choose to accept Tortoise Corp II’s offer to purchase the Forward Purchase Units entirely within CIBC National Trust’s sole discretion. Accordingly, if CIBC National Trust did not accept Tortoise Corp II’s offer to purchase the Forward Purchase Units, it would not be obligated to purchase the Forward Purchase Units. On February 8, 2021, and in connection with CIBC National Trusts entering into of a subscription agreement to purchase shares of Volta Class A Common Stock in the PIPE Financing, Tortoise Corp II delivered a notice to CIBC National Trust stating that Tortoise Corp II will not elect to offer CIBC National Trust the opportunity to purchase Forward Purchase Units pursuant to the Forward Purchase Agreement.

Letter Agreement

The Founder Shares, Private Warrants and any Volta Class A common stock issued upon conversion or exercise thereof were each subject to transfer restrictions pursuant to a letter agreement entered into by the Sponsor and Tortoise Corp II’s officers and directors. This letter agreement provided that the Founder Shares may not be transferred, assigned or sold until the earlier of (x) one year after the Closing or earlier if, subsequent to the Closing, the last sale price of Volta’s Class A common stock equaled or exceeded $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing, or (y) the date on which we completed a liquidation, merger, share exchange, reorganization or other similar transaction after the Closing that results in all of Volta’s stockholders having the right to exchange their shares for cash, securities or other property.

The letter agreement provided that the Private Warrants may not be transferred, assigned or sold until 30 days following the Closing.

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

Related Party Loans

In February 2021, Legacy Volta made loans to certain of its directors and executive officers in the amounts set forth in the table below to facilitate the satisfaction of the recipients’ tax withholding obligations associated with the grant of vested shares of Legacy Volta restricted stock to such recipients. The loans were interest-bearing at a rate of 3.25% per annum and were secured by a pledge of shares of Legacy Volta Class B common stock in the amounts detailed below. All of such loans were repaid in full at or prior to the Closing of the Reverse Recapitalization.

Name	Principal Amount	Pledged Shares (Legacy Volta Class B Common Stock)
Scott Mercer	$5,113,961	2,089,037
Christopher Wendel	$3,790,221	1,548,293

Consulting Agreements

2Predict, Inc.

Praveen Mandal, who served as Legacy Volta’s Chief Technology Officer from October 2019 to June 2022, also served as the Chief Executive Officer of 2Predict until April 2021.

In February 2021, Legacy Volta entered into a Master Service Agreement with 2Predict, pursuant to which 2Predict agreed to develop data models for Legacy Volta for a term of at least one year. As of December 31, 2021, Legacy Volta had made payments of $642,672 to 2Predict under such agreements.

In April 2021, Legacy Volta entered into an Asset Purchase Agreement with 2Predict, pursuant to which Legacy Volta acquired certain assets of 2Predict for purchase consideration of $200,000 and 150,134 Class B common shares of Volta Industries, Inc. Mr. Mandal also signed a revised employment agreement as a full-time employee of Legacy Volta.

Indemnification Agreements

The Volta certificate of incorporation contains provisions limiting the liability of directors, and the Volta bylaws provide that Volta will indemnify each of its directors to the fullest extent permitted under Delaware law. Our charter documents also provide the Board with discretion to indemnify officers and employees when determined appropriate by the Board.

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

Related Party Transactions Policy

Volta has adopted a written related party transaction policy. The policy provides that officers, directors, holders of more than 5% of any class of Volta’s voting securities and any member of the immediate family of and any entity affiliated with any of the foregoing persons will not be permitted to enter into a related-party transaction with Volta without the prior consent of the audit committee, or other independent members of the Board in the event it is inappropriate for the audit committee to review such transaction due to a conflict of interest. Any request for Volta to enter into a transaction with an executive officer, director, principal stockholder or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to the audit committee for review, consideration and approval. In approving or rejecting the proposed transactions, the audit committee will take into account all of the relevant facts and circumstances available.

All of the transactions described in this section were entered into prior to the adoption of this policy.

Item 14. Principal Accounting Fees and Services

Grant Thornton LLP (“Grant Thornton”) is the Company’s independent registered public accounting firm.

Aggregate fees for professional services rendered for Volta by Grant Thornton for the fiscal year ended December 31, 2022 were as follows, in thousands:

	Year Ended December 31,
	2022	2021
Audit Fees(1)	$1,768	$1,446
Audit Related Fees (2)	161	1,030
Tax Fees(3)	41	22
All Other Fees(4)	—	—
Total	$1,970	$2,498

Audit Fees. Grant Thornton was engaged as our independent registered public accounting firms to audit our financial statements for the year ended December 31, 2022 and to perform services in connection with our registration statements.

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

Audit Committee Pre-Approval Policy and Procedures.

The Audit Committee must review and pre-approve all audit and non-audit services provided by Grant Thornton, which was our independent registered public accounting firm as of December 31, 2022, and has adopted a Pre-Approval Policy. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair the auditor’s independence. The term of any pre-approval is twelve months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Any proposed services exceeding pre-approved fee ranges or limits must be specifically pre-approved by the Audit Committee.

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

2.2*
Agreement and Plan of Merger, dated as of January 17, 2023, by and between Volta Inc. and Shell USA, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report 8-K, filed with the Securities and Exchange Commission on January 18, 2023)

3.1
Certificate of Incorporation of Volta Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).

3.2	Bylaws of Volta Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).
3.3	Amendment to the Bylaws of Volta Inc. (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2022).
3.4
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing (incorporated by reference to Exhibit 3.4 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 2022).

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
10.14
Term Loan, Guarantee and Security Agreement dated as of June 19, 2019 by and among Volta Industries Inc., certain subsidiaries thereof, and EICF Agent, LLC, as agent for the lenders, including, and as amended by, that certain First Amendment to Loan Agreement, dated as of March 26, 2020, Second Amendment to Loan Agreement, dated as of May 4, 2020, Third Amendment to Loan Agreement, dated as of November 25, 2020, Fourth Amendment to Loan Agreement, dated as of August 24, 2021, Limited Waiver and Fifth Amendment to Loan Agreement, dated as of March 30, 2022, Limited Waiver and Sixth Amendment to Loan Agreement, dated as of May 11, 2022, Seventh Amendment to Loan Agreement, dated as of September 26, 2022, Eighth Amendment to Loan Agreement, dated as of December 30, 2022, Ninth Amendment to Loan Agreement, dated as of January 6, 2023, Tenth Amendment to Loan Agreement, dated as of January 17, 2023, and Forbearance Agreement and Eleventh Amendment to Loan Agreement, dated as of January 17, 2023.

10.15
Form of Voting Agreement by and between Shell USA, Inc. and each of the Supporting Stockholders (incorporated by reference to Exhibit 10.15 to the Company's Current Report 8-K, filed with the Securities and Exchange Commission on January 18, 2023)

10.16
Term Loan, Guarantee and Security Agreement, dated as of January 17, 2023, by and among Volta Inc. and Equilon Enterprises LLC d/b/a Shell Oil Products US (incorporated by reference to Exhibit 10.16 to the Company's Current Report 8-K, filed with the Securities and Exchange Commission on January 18, 2023)

10.17
Subordination and Intercreditor Agreement, dated as of January 17, 2023, by and among, Volta Inc., Equilon Enterprises LLC d/b/a Shell Oil Products US, and EICF Agent LLC. (incorporated by reference to Exhibit 10.17 to the Company's Current Report 8-K, filed with the Securities and Exchange Commission on January 18, 2023)

16.1
Letter to the Securities and Exchange Commission from WithumSmith+Brown, PC, dated September 1, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2021).

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

Volta Inc.

Date: March 30, 2023	By:	/s/ Vince Cubbage
Vince Cubbage
Interim Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2023	By:	/s/ Stephen Pilatzke
Stephen Pilatzke
Chief Accounting Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the directors of the registrant whose signature appears below hereby appoints Vince Cubbage and Stephen Pilatzke, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report, making such changes in this report as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

Signature	Title	Date
/s/ Vince Cubbage	Interim Chief Executive Officer, Director
Vince Cubbage	(Principal Executive Officer)	March 30, 2023

/s/ Stephen Pilatzke	Chief Accounting Officer
Stephen Pilatzke	(Principal Financial Officer and Principal Accounting Officer)	March 30, 2023

/s/ Eli Aheto	Director
Eli Aheto		March 30, 2023

/s/ Katherine J. Savitt	Director
Katherine J. Savitt		March 30, 2023

/s/ Bonita C. Stewart	Director
Bonita C. Stewart		March 30, 2023

/s/ John J. Tough	Director
John J. Tough		March 30, 2023

/s/ Martin Lauber	Director
Martin Lauber		March 30, 2023